Form 10KSB
period 1998-09-30
SIGNATURE MOTORCARS INC
filed 1999-07-29
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 1998

                         Commission file number: 2-42114

                            SIGNATURE MOTORCARS, INC.
                    ---------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   (Formerly International Royalty & Oil Co.)

      State of Nevada                                  75-1310613
     -----------------                          -----------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No)
Incorporation or Organization)

                              7738 Forest Lane #102
                               Dallas, Texas 75230
                         ------------------------------
                     (Address of Principal Executive Offices)


Issuer's Telephone Number including Area Code: (972) 386-7700


          Securities registered pursuant to Section 12 (g) of the Act:
                        Common stock, par value $0.0167

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes        No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.......$0................

The aggregate market value of the voting stock (1,282,018 shares) held by non-affiliates of the registrant on September 30, 1998, was approximately zero since the stock is not currently trading. The number of shares outstanding of the registrant's common stock on September 30, 1998, was 6,398,835 shares. On July 12, 1999, the Company had 7,449,835 shares outstanding.

                                     PART I

Item 1.   Description of Business

Definitions

"Authority to Prospect" ("ATP")-a concession granted by the state of Queensland, Australia, which entitles its holder to an exclusive right to explore for oil and natural gas in the particular area covered by the ATP. See Foreign Properties of Part I, Item 2 for more information.

"Carried Working Interest" - a WI assigned to a third party (or third parties) who has agreed to pay all costs of drilling, completing, equipping and operating the underlying lease(s) until they have recouped all of their costs or some other contractual amount from the revenues of the lease(s). At the time these costs are recouped (payout) the interests or a portion thereof is reassigned back to the original owner who then shares pro rata in the ongoing costs and revenues as a regular WI.

"Gravity" is a measure of the density of an oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravities of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

"Gross production" as used herein is defined as the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

The term "overriding royalty" as used herein is defined as an interest carved out of the lessee's leasehold or working interest. The amounts payable from overriding royalties referred to in this Form 10-KSB are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of all costs, except taxes.

The term "payout" is generally defined as a time when the total investment or acquisition cost has been recaptured from revenues produced from the oil and gas lease.

The term "royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production or gathering taxes. The royalty is a part of the consideration for the grant of the lease or Authority to Prospect.

The term "working interest" ("WI") as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The owner(s) of a WI or a part thereof, pays the costs of operations and is entitled to the gross production, less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest and less applicable taxes. The owner of WI may incur operating expenses in excess of income.

Abbreviations

BOPD - barrels of oil per day             BOPM - barrels of oil per month
MCFGPD - thousand cubic feet gas per day  MMCFGPD-million cubic feet gas per day
NP - non-producing                        ORR -  overriding  royalty
D&A - dry and  abandoned                  WI - working interest

(a)  General Development of Business

Signature Motorcars, Inc. (the Company) was organized on February 19, 1969, as a corporation under the laws of the State of Nevada, under the name of
International Royalty & Finance Co. for the general purpose of engaging in exploration for oil and gas, and on December 23, 1971, the name of the Company was changed to International Royalty & Oil Co. (IROC). Again on July 10, 1996, the Company changed its name to Signature Motorcars, Inc., in anticipation of entry into the car rental business; however, the anticipated merger and purchase failed to be consummated. More recently, the Company shifted its activities back to its former direction of acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries. However, with the decline of oil and gas prices in 1998, the Company has also evaluated opportunities in other industries and continues to do so.

During its fiscal year ended September 30, 1998, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings, excepting a possible merger or consolidation.

During the period from October 1, 1995, to September 30, 1998, the Company conducted minimal substantial business, received nominal income and had minimal assets or liabilities. The Company had limited activity during this period of time.

In August 1997, a group of stockholders met and decided to bring the Company into regulatory compliance and initiated a funding campaign. On August 25, 1997, William R. Miertschin entered into an Option Agreement with the Company to acquire 1,665,660 common shares of Black Giant Oil Company for $25,000, or approximately $0.015 per share. At the time, Black Giant stock had no trades with 0 Bid and 3 cents Ask. The Option Agreement also granted Miertschin an option to purchase up to 2,000,000 of the common stock of Signature for $20,000, or 1 cent per share, provided he first bought all of the Company's Black Giant stock. Miertschin purchased the Black Giant stock from the Company on December 15, 1997, for $25,000, and 500,000 shares of the Company's stock for $5,000 on December 30, 1997, with the remainder of the option being exercised in July 1998. On September 6, 1997, Miertschin purchased 165,000 shares of the Company from Manoj K. Patel and 1,100,000 shares from MKP Investments, Inc. Patel resigned all of his capacities in the Company effective September 6, 1997. With Patel's resignation, Ivan Webb assumed corporate responsibilities on an interim basis as Operations Manager, with Elizabeth Webb functioning as Corporate Secretary. Later at the request of the Board, Miertschin agreed to assume the office of President and Chairman of the Board of Directors effective November 1, 1997. As of July 12, 1999, those three remain in those capacities.

(b) Financial Information About Industry Segments

For the last three fiscal years the Company's revenues were derived from Canadian oil and gas royalties. See Part II, Item 7 for additional financial disclosure.

(c)  Narrative Description of Business

Prior to September 30, 1992, the Company was primarily engaged in enhanced oil production through the use of its patented process. Although the Company's patented Enhanced Oil Recovery (EOR) process is not economically viable due to current oil prices, the Company's patent rights and equipment still have value and could have more substantial value in the future. Since the Company's EOR operations have been limited since 1992, for the past six fiscal years the Company has been downsizing and evaluating other business opportunities.

Principal Products and Services

When International Royalty & Finance Co. (hereinafter referred to as "IROC") was organized in 1969, it was incorporated for the general purpose of engaging in exploration for oil and gas. During the late 1980's and early 1990's, IROC focused to a lesser degree on the oil and gas royalty business and more on the research, development and testing of an Enhanced Oil Recovery (EOR) process that was being patented by the Company. The technology of the IROC EOR Process is predicated upon electromagnetic stimulation of an oil bearing formation and/or the well's production tubing. Its three major effects are to increase production, lower operating costs, and reduce downtime. The IROC EOR process patent was issued in April of 1992. The Company tested the process on a number of wells as to its economic viability. In most cases the process was found to be mechanically viable but economically unsatisfactory primarily because of lower oil prices during the late 1980's and early 1990's.

During the fiscal year ending September 30, 1992, IROC focused on its first commercial success with its EOR process. The Turner #2 oil well in northwest Kansas generated positive cash flow and profit throughout 1989 and 1990. The Turner Case History demonstrated both the mechanical and economic efficacy of the IROC EOR process. This case showed that the process was able to sustain profitable production of highly paraffinic oil, where other EOR methods had failed. Following the successful demonstration of this technology, the Company pursued industry partners with production problems relating to heavy or paraffinic oil characteristics during the three fiscal years prior to September 30, 1995.

The premise of IROC's EOR business was that, through the IROC process, the Company could acquire at low cost - and produce profitably - known heavy crude and paraffinic oil reserves which others had considered unrecoverable on an economical basis. However, as oil prices have continued to fluctuate throughout 1990's at levels too low to make the process economically viable on a long term basis, the Company planned and plans to focus on the acquisition, enhancement and production of oil and gas properties without regard to heavy crude and paraffinic oil reserves. Therefore, it is possible that the Company will not utilize the IROC technology in the foreseeable future.

Oil & Gas and Other Operations

During 1995 and 1996 the Company was involved in an attempted acquisition and expansion of existing high-end car rental businesses; however, those acquisitions were not made. At this time, the Company has no involvement and no intention of any involvement in the car rental industry.

As of September 30, 1998, Signature was exclusively focusing on oil and gas related opportunities. Its oil and gas revenue is currently derived from Canadian royalties. Oil and gas properties were evaluated in Texas, Oklahoma and Kansas for acquisition. Prior to September 30, 1998, the Company acquired interests in two (2) leases in Texas and an interest in an Australian concession. With the 1998 decline of oil prices the Company broadened its focus and continues to evaluate other opportunities both within and outside the oil and gas industry.

Competition and Markets

The oil and gas industry is highly competitive in all its phases. The Company will be in competition with larger oil companies and others with far greater financial resources, experience and technical staffs. It is to be expected that frequent and vigorous competition will be encountered in efforts to acquire producing oil and gas properties. The Company is not a significant factor in the oil and gas industry.

The competition for oil and gas funding is also intense, and the competition for viable and financially sound merger or consolidation partners is equally as competitive. In the search for funding, consolidation and merger/acquisition partners, the Company is in competition with investment bankers, venture capitalists, brokerage firms and others with far greater financial and technical resources than the Company.

Countries, states and other jurisdictions in which the Company operates regulate the exploration, development, production and prices on the sale of oil and gas. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowables, import quotas, competitive fuels, proximity of pipelines and price-fixing by governments, and international markets, all of which are beyond control of the Company. During September, 1996, 40 degree oil (good gravity crude) was selling for approximately $20.50 per barrel; in September, 1997, the price was approximately $18.00 per barrel and in September, 1998 the price was approximately $12.00 per barrel. Prices vary according to gravity, quality, region and purchaser.

The IROC proprietary enhanced recovery process, although proven technologically, is subject to market acceptance. While the Company believes that it has no significant competition in its segment of the EOR business, there are other practitioners of electromagnetics - largely on a "service company" basis. To the extent that these companies are successful, however, all would benefit from the increasing legitimacy of electromagnetic EOR implicit in broader marketplace exposure.

Foreign Currency

Due to the nature of the Company's activities in Canada and Australia portions of the Company's funds may be held at times in various foreign currencies. At this time the Company does not maintain any foreign bank accounts. However, the Company does have receivables from Canadian oil production and may have similar receivables from Australia at a later date. Revenues generated under a foreign currency subjects the Company to a limited risk of currency fluctuation and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions that are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Canada and anticipates no problems from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Canada and Australia do not unreasonably delay the remittance of funds generated in those countries to the United Sates .

Foreign Taxes and United States Tax Credits

The Company prior to September 30, 1998 did not have any operations outside of the United States, except for one small producing overriding royalty interest in Canada subject to the Canadian non-resident tax. In the event that revenues abroad, such as in Australia, are established, then the Company will be subject to the imposition of taxes by foreign governments upon the Company's income derived from the respective foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to changes. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur.

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

Governmental and Other Regulations

Oil and gas operations are and will be subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. Failure to comply with applicable regulations could result in interruption or termination of the operations. It is impossible to predict the impact of envir-onmental legislation and regulations on the Company's operations and earnings in the future. However, compliance could require the Company to make capital expenditures and could adversely affect earnings of the Company.

The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy (DOE) and the Federal Energy Regulatory Commission (FERC). Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Furthermore, regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments, or the imposition of additional foreign taxes and partial foreign ownership requirements. Management believes that these actions are unlikely to be undertaken by the governments of Canada and Australia where the properties from which Company receives or may receive income are located.

Personnel

The business of the Company was carried on for the two years prior to September 1997 primarily by Manoj Patel, who resigned as an officer and director on September 6, 1997. William R. Miertschin, President, Chief Executive Officer and Chairman of the Board of Directors, with Ivan Webb as Operations Manager and Director, and Elizabeth Webb as Secretary, have been administering and funding the Company since October 1997. The Company has no full-time employees as of September 30, 1998. The Company has no pension or profit-sharing plans, and it is not a party to a collective bargaining agreement.

Item 2.  Description of Property

Domestic Properties

Prior to September 30, 1992, the Company sold the Turner lease in Graham County, Kansas, discussed in Part I, (c) Narrative Description of Business, Principle Products and Services, and by September 30, 1997, the Company had sold all of its other domestic oil interests to fund operational expenses while downsizing the Company. Therefore as of that date the Company had no domestic oil and gas properties. The following is a description of each of the properties acquired by the Company subsequent to September 30, 1997:

Troell Leases - On October 16, 1997, the Company entered into two agreements to acquire 50% working interest in the C.T. Troell lease(s) located in Atascosa County, Texas. One agreement provided for the acquisition of 31.25% working interest from Benjamin Botello, Trustee, for $30,000 and 85,000 shares of the Company's common stock. The Company signed a note for $30,000, bearing 12% interest payable monthly ($300.00), and this debt was extended. The second agreement was entered into with Blain-Willis, Inc., to acquire the balance of the 50% working interest (18.75%) in the C.T. Troell lease. The terms of acquiring this working interest were that the Company was to deliver to Blain-Willis $18,000 and 51,000 shares of the Company's common stock. On February 18, 1998, the Company paid Blain-Willis $18,000 for the 18.75% working interest, and later the 51,000 shares were issued to Blain-Willis.

The C.T. Troell lease contains 8 oil wells completed in formations ranging from 1,600 to 1,950 feet. This 120 acre lease is expected to average 15 BOPD when 6 wells are put into production. This lease was expected to be put into production during the second or third quarter of 1998; however, the decline of oil prices during this period caused operational funding to be withdrawn. Subsequent to September 30, 1998, the Company continues to evaluate both the opportunities for funding the operations or selling the interests.

Spires Wells - On October 20, 1997, the Company entered into an agreement to acquire 40% working interest in the two Spires wells located in Nolan County, Texas, for 250,000 shares of common stock and settle certain account payables related to the lease. The Spires wells include a single well with an expected production rate of 18-20 barrels per day and a salt water disposal well. These wells were expected to be put into production during the second or third quarter of 1998; however, the decline of oil prices during this period caused operational funding to be withdrawn. Subsequent to September 30, 1998, the Company continues to evaluate both the opportunities for funding the operations or selling the interests.

Foreign Properties

Prior to September 30, 1995, the Company sold all of its foreign oil and gas interests to raise funds, with the exception of one small Canadian producing overriding royalty interest, which generated $522 and $521 for the fiscal years ending September 30, 1996 and 1997 respectively. Revenues generated from this overriding royalty interest for the fiscal year ending September 30, 1998 were used to offset the write off of discontinued operations. See Part II Item 7 - Notes to Financial Statements - Note 1.

During the fiscal year ended September 30, 1998, an interest in an Australian concession was acquired. The following is a description of this property.

Australian Concession - On January 26, 1998, the Company entered into a Letter Agreement with Trebor Resources Co. of Dallas, Texas, for acquisition of 12.5% working interest in an oil and gas concession located in Queensland, Australia. The Company agreed to pay $12,500 for the 12.5% working interests and paid an initial payment of $2,500 on January 26, 1998. The balance will be paid upon notice that Authority to Prospect (ATP) 638 has officially been issued by the Queensland government. The concession, known as ATP 638, is located in the western part of Queensland and covers approximately 130,000 acres. A preliminary seismic evaluation showed several potential structures on the concession which need to be further evaluated in order to attempt to develop them into possible drillable prospects.

Subsequent to September 30, 1998 the Company received a Cash Call notice from Trebor Resources Co. regarding the Queensland ATP 638P requiring the Company to pay the balance ($10,000 USD) due Trebor on or before December 31, 1998 per the terms of the January 26, 1998 Letter Agreement between Signature and Trebor. Due to low oil prices (approximately $10.00 per barrel or less) and the Company's financial constraints and expanded focus, the Company was compelled to forfeit its interest in ATP 638P, however, management was able to obtain an understanding where Trebor would return the $2,500 to the Company subject to Trebor obtaining favorable funding for the project.

Item 3.  Legal Proceedings

As of June 30, 1999, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters have been submitted to a vote of security holders since May 17, 1996, at the Company's last Annual Meeting. A shareholder meeting is planned for the fall of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently not traded. However the Company's stock was trading on the over-the-counter market of the Electronic Bulletin Board in 1996. Subsequent to September 30, 1998, the Company began the process of taking those necessary steps to cause it to be relisted and restored to a trading status.

There are no warrants outstanding as of September 30, 1998.

Approximate Number of Holders of Common Stock

The approximate number of security holders of record of Signature Motorcars, Inc. (formerly International Royalty & Oil Co.), common stock on July 12, 1999, was 1,393. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

Dividend Information

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

General Discussion

During the three years ended September 30, 1995, revenues were insignificant and expenses were kept to a minimum. The 1993 and 1994 fiscal years were focused on seeking industry partners for development and use of its EOR process. The price of oil remaining below $20.00 per barrel made the search for partners and joint ventures difficult. The major shareholder and debt holder of the Company, A.W. Adkisson Estate, expanded the parameters of the search to include other viable business opportunities to merge into the corporate public vale of the Company.

On December 4, 1995, the Company entered into a Statement of Intention with ExotiCar, Inc., a newly formed Oklahoma corporation. As per the Statement of Intention, the Company was brought into compliance with the Securities and Exchange Commission's (SEC's) full reporting requirements.

The goal of ExotiCar was to establish a number of high-end car rental locations with luxury cars and specialty sports cars. On July 10, 1996, the Company changed its name to Signature Motorcars, Inc., in anticipation of entry into the car rental business; however, the anticipated merger and purchase failed to be consummated. Subsequently the Company shifted its activities back to its former direction of acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and foreign countries.

Prior to September 30, 1997, a group of shareholders met in August to discuss the Company's future and outline a plan to fund the Company. The plan was to sell, through a series of private transactions, certain Company assets and restricted Company common stock to raise operating capital and to pay for the Company to update its regulatory status. Since the anticipated merger with the ExotiCar group was not completed, the August 1997 plan called for a change of control of Company management through the acquisition of large blocks of Company stock obtained from the former ExotiCar control group.

In accordance with the above plans, on August 25, 1997, the Company granted to William R. Miertschin an exclusive option to acquire 1,665,660 shares of common stock of Black Giant Oil Company for $25,000, or approximately $0.015 per share, which was owned by the Company. At that time, Black Giant was also inactive, and there was virtually no market for the stock. On December 15, 1997, Miertschin exercised this option and delivered $25,000 to Signature. Also, in the August 25, 1997, Option Agreement, the Company agreed to sell to Miertschin up to 2,000,000 shares of its common stock in a private placement at an offering price of $0.01 per share if Miertschin first purchased the Black Giant stock, which he did as stated above. On December 30, 1997, Miertschin purchased 500,000 shares for $5,000, and the balance was exercised in July 1998. On September 6, 1997, Miertschin acquired the control block of Signature stock (1,265,000 shares) from the ExotiCar group (Manoj Patel, et al).

After the change of control, management proceeded to bring the Company back into compliance with the various government agencies by bringing current the corporation fees in Nevada, engaging a tax accountant to prepare the tax returns for the delinquent years and prepare the financial statements for audit for the three years ended September 30, 1996, 1997 and 1998.

Assets & Liabilities

The Company's assets as of September 30, 1996 and 1997, were $78 and $284 respectively. The Company holds the patent (issued April 1992) for the IROC EOR process, and has equipment necessary for the process. The IROC EOR process shows this financial asset with no value, having been written off in the year ending September 30, 1996, but this process could be of significant value in the future. See Note 1 to the Financial Statements. As of September 30, 1996 and 1997, the Company had no liabilities, as all of the debt had been converted to equity. Prior to September 30, 1996 the assets of the Company were sold to reduce or eliminate debt.

During the year ending September 30, 1998 the Company began acquiring oil and gas properties with the intention of developing the properties as an oil and gas producer. The drop in oil prices during 1998 caused the Company to discontinue those operations. Therefore, these operations are reported as net assets of discontinued operations on the Company's balance sheet. The Company's assets as of September 30, 1998 were $24,620 and liabilities were $4,800. See Notes to Financial Statements - Note 1.

Income and Expenses

The Company only had one income producing property on September 30, 1996 and 1997, a small Canadian override which generated $522 for 1996 and $521 for 1997. No other income was reported during these periods. During the fiscal year ended September 30, 1998 revenues earned from the Canadian override were used to offset the write off of discontinued operations. Also during this fiscal year the Company sold 1,665,660 shares of Black Giant Oil Company common stock for $25,000. The Company had previously written off this stock as a financial asset. Therefore, the Company had no basis and reported a gain of $25,000 on this sale. Prior to and at the time of this sale, Black Giant Oil Company was an inactive stock with virtually no market value. See Note 3 to the Financial Statements.

The General Administrative expenses were minimal during the fiscal years ending September 30, 1996 and 1997 being $2,025 and $566 respectively. These expenses primarily include postage and bank charges. During the fiscal year ending September 30, 1996 the Company wrote off $18,000 relating to the IROC EOR process and other small assets.

The General Administrative expenses for the fiscal year ending September 30, 1998 were $43,750 which primarily consist of stock issued for services.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 5 to Financial Statements for additional disclosure.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB  includes  "forward-looking"  statements  within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000 Compliance

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may lead to incorrect calculations, functions or system failure. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company does not believe that any problems that arise with internal systems will be material or will require more than minimal costs to overcome.

The Company's vendors are various and diverse and the bulk of the items purchased by the Company are widely available. There are no problems which are expected to arise due to vendors' failure to be Year 2000 compliant because auxiliary channels should be available to the Company to acquire its supplies, parts and other needs from other vendors should any particular vendor have a problem due to noncompliance.

Due to the nature of the Company's business and its information and accounting systems, costs to bring its systems into compliance have been immaterial.

Item 7.  Financial Statements

The financial statement information for Signature is set forth immediately following the signature page of this Form 10KSB. See the Index to Financial Statements on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The previous auditor, Patricia G. Swant C.P.A. of Tulsa, Oklahoma, audited the year ended September 30, 1993, 1994 and 1995. Subsequently Jackson & Rhodes P.C. of Dallas, Texas was engaged to audit the 1996, 1997 and 1998 years.

There are no disagreements bewteen the Company and its auditor, Jackson & Rhodes P.C. of Dallas, Texas regarding accounting and/or financial disclosure.


PART III

Item 9.  Directors and Executive Officers of the Registrant

The following are the officers and directors of the Company as of July 12, 1999:

                Name                Age               Position
     -----------------------------------------------------------------------
         William  R. Miertschin     51         President, CEO & Director

         Elizabeth Webb*            50               Secretary

         Howard B. Siegel           57                Director

         Ivan Webb*                 48                Director

             * Ivan Webb and Elizabeth Webb are husband and wife. There are no other family relationships between the Directors and Officers.

William R. Miertschin, President, Chief Executive Officer, and Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. He is a 1972 graduate of the University of Texas at Austin, with a BA in Mathematics. He completed additional courses in petroleum engineering at the University of Texas of the Permian Basin in 1978. He began his oil and gas career in 1975 as an Engineer with the Baroid Division of NL Industries in Odessa, Texas. From 1977 to 1979, Miertschin was Drilling Supervisor for Gulf Oil Exploration and Production, being the first trainee to complete Gulf Oil's drilling and production engineering training program. Thereafter, he was employed with Mesa Petroleum (1979-1985) as Corporate Supervisor of Regulatory and Safety in Amarillo, Texas, and as Drilling Supervisor and Senior Drilling Engineer in Midland and Amarillo, Texas, managing Mesa's corporate drilling and completion operations for all of the Permian Basin Division, Texas Panhandle and Kansas. In 1986 he graduated from the Leadership Amarillo Program of the Amarillo Chamber of Commerce. A member of the Society of Petroleum Engineers, Miertschin has served as an expert witness before the Kansas Corporation
Commission (KCC) and the New Mexico Oil Conservation Commission (NMOCC) on regulatory affairs, drilling and completion, and analysis of potential production purchases. He served on the Oil and Gas Advisory Committee to KCC to revise statewide rules in Kansas. Miertschin has been active in the oil and gas industry as an investor and operator, and in private practice as a consultant in the Dallas-Fort Worth area, for the last twelve (12) years.

Elizabeth Webb, Secretary, of Cisco, Texas, received her Bachelor of Science Degree in Business Administration from Tarleton State University (a branch of Texas A&M University) in 1979. She has served as Secretary of the Company since August 1997. She is also serving as Secretary for Black Giant Oil Company, a public company, and has held this position for the past 13 years. Over the past five years she has been active in keeping records for independent oil producers, including regulatory compliance filings with the Railroad Commission of Texas. Mrs. Webb is currently employed by the Cisco Independent School District.

Howard Siegel, Director, received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969. Mr. Siegel was formerly an attorney for The Superior Oil Company, a major oil and gas concern located in Houston, Texas. He previously served as Vice President, General Counsel, and a member of the Board of Directors of Tenneco Inc. Federal Credit Union. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson in Houston, and from that date until January, 1991, he was employed with Hurt, Richardson, Garner, Todd & Cadenhead, attorneys in Atlanta, Georgia. Currently, Mr. Siegel is a practicing attorney in Houston, Texas, and serves as a Director of Golden Triangle Industries, Inc., a publicly traded company on the NASDAQ Small Cap Exchange. Mr. Siegel has served in an advisory capacity to the Board of Directors of the Company since May, 1995.

Ivan Webb, Operations Manager and Director, of Cisco, Texas, received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978. He was instrumental in the preparation of four domestic oil and gas public stock offerings. Mr. Webb has been involved in negotiations for the acquisition of more than 200 producing oil and gas prop-erties within the United States during his career. He has international exper-ience negotiating with governments for oil and gas concessions in Australia and Argentina, gold and diamond leases in Guyana, and a bauxite project in India. He is currently Chief Financial Officer of Ness Energy International, Inc., and president of Black Giant Oil Company both of which are public companies listed on the Electronic Bulletin Board.


Item 10.  Executive Compensation

The following table shows the annual compensation to be paid to the Company's president. Subject to funding and/or the availability of funds from revenues, the compensation committee may increase the president's salary.

            Name and Principal Position                 Salary
            ---------------------------------------------------
            William R. Miertschin, President           $18,000

All compensation and other arrangements between the Company and its officers and directors are to be approved by a Compensation Committee of the Board of Directors, a majority of whom are to have no affiliation or relationship with the Company other than as directors. To conserve working capital, the Compensation Committee arranged compensation for the Company's president to be paid in stock in lieu of cash. See Note 4 of the Financial Statements.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (7,449,835) and voting shares on July 12, 1999.


                          Name and Address       Number of        Percent
Title of Class          of Beneficial Owner     Shares Owned      of Class
--------------------------------------------------------------------------------
Common Stock           William R. Miertschin      3,911,192         52.50%
$0.0167 Par Value      310 Deer Path
                       Fairview, Texas 75069

Common Stock           Elizabeth Webb                25,000*         0.33%
$0.0167 Par Value      901 W. Sixth Street
                       Cisco, Texas 76437

Common Stock           Ivan Webb                    370,000*         4.97%
$0.0167 Par Value      901 W. Sixth Street
                       Cisco, Texas 76437

Common Stock           Howard Siegel                120,000          1.61%
$0.0167 Par Value      14760 Memorial Drive
                       Houston, Texas 77079

All Directors and Officers as a group (4 persons) 4,426,192         59.41%

Common Stock           A.W. Adkisson Estate         595,589          8.00%
$0.0167 Par Value      6300 RidgeLea Place
                       Suite 611
                       Fort Worth, Texas 76116

All Beneficial Owners as a group                  5,021,781          67.41%

* The only family relationship between the officers and directors is that Ivan Webb and Elizabeth Webb are husband and wife.

Changes in Control of Issuer.

In August 1997, a group of stockholders met and decided to bring the Company into regulatory compliance and initiated a funding campaign. On August 25, 1997, William R. Miertschin entered into an Option Agreement with the Company to acquire 1,665,660 common shares of Black Giant Oil Company for $25,000, or approximately $0.015 per share. At the time, Black Giant stock had no trades with 0 Bid and 3 cents Ask. The Option Agreement also granted Miertschin an option to purchase up to 2,000,000 of the common stock of Signature for $20,000, or 1 cent per share, provided he first bought all of the Company's Black Giant stock. Miertschin purchased the Black Giant stock from the Company on December 15, 1997, for $25,000, and 500,000 shares of the Company's stock for $5,000 on December 30, 1997, with the remainder of the option being exercised in July
1998. On September 6, 1997, Miertschin acquired control of the Company from Manoj K. Patel by purchasing 165,000 shares of the Company from Manoj K. Patel and 1,100,000 shares from MKP Investments, Inc. which was owned by Patel. This total purchase of 1,265,000 shares represented 42.55% of the 2,972,385 shares outstanding; prior to this purchase Miertschin owned 26,192 shares which gave Miertschin a total of 1,291,192 shares or 43.43% of the Company's outstanding stock. After Miertschin exercised his above referenced option for two million (2,000,000) shares and with subsequent stock acquisitions, on the date of this filing Miertschin owns 3,911,192 shares or 52.50% of 7,449,835 shares of the Company's stock outstanding. Patel resigned all of his capacities in the Company effective September 6, 1997. With Patel's resignation, Ivan Webb assumed corporate responsibilities on an interim basis as Operations Manager, with Elizabeth Webb functioning as Corporate Secretary. Later, at the request of the Board, Miertschin agreed to assume the office of President and Chairman of the Board of Directors effective November 1, 1997. As of July 12, 1999, those three remain in those capacities.

Item 12. Certain Relationships and Related Transactions

Since William R. Miertschin and Ivan Webb both have interests in the oil and gas business, their interests could directly or indirectly compete with the interests of the Company. Although the Company is not aware of any conflict of interest, such present or future activities on the part of the officers and directors could cause a conflict of interest. If the Company should enter into transactions in the future with its officers, directors or other related parties, the consideration to them as a result of such transactions shall be as favorable to the Company as those which could be obtained from an unrelated party in an arm's length transaction. Tango Oil Co., a Texas Corporation, which is the operator of the C. T. Troell lease in Atascosa County, Texas, is owned and controlled by Miertschin, and Miertschin formerly owned an interest in the Troell lease. Prior to Miertschin's becoming a director or officer of the Company, the Company made the decision to acquire 40% working interest in Spires lease in Nolan County, Texas; at that time Miertschin owned a minority interest in that lease, and it is anticipated that Tango may become the operator of the Spires lease in the future. Miertschin no longer owns an interest in either lease.


Item 13.  Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K during the past three years ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Signature Motorcars, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGNATURE MOTORCARS, INC.

Date: July 16, 1999                     /s/ William Miertschin
                                       -----------------------
                                        By: William Miertschin, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                Title                         Date


/s/ Elizabeth Webb              Secretary                  July 16, 1999
-------------------------
Elizabeth Webb


/s/ William R. Miertschin       President & Director       July 16, 1999
-------------------------
William R. Miertschin


/s/ Howard Siegel               Director                   July 16, 1999
-------------------------
Howard Siegel


/s/ Ivan Webb                    Director                   July 16, 1999
-------------------------
Ivan Webb

                            SIGNATURE MOTORCARS, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

         Independent Auditor's Report                                        F-2

         Balance Sheets for the years ended
         September 30, 1998, 1997 and 1996                                   F-3

         Statements of Operations for the years ended
         September 30, 1998, 1997 and 1996                                   F-4

         Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1998, 1997 and 1996               F-5

         Statements of Cash Flows for the years ended
         September 30, 1998, 1997 and 1996                                   F-6

         Notes to Financial Statements                                       F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Signature Motorcars, Inc.

We have audited the accompanying balance sheets of Signature Motorcars, Inc. as of September 30, 1998, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Motorcars, Inc. as of September 30, 1998, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and its working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Jackson & Rhodes, PC

Jackson & Rhodes, PC
Dallas, Texas
July 8, 1999

                                                  SIGNATURE MOTORCARS, INC.
                                                       BALANCE SHEETS
                                              September 30, 1998, 1997 and 1996

                                                       Assets
                                                                1998                 1997             1996
                                                        -------------------  ------------------- --------------------

Current assets:
         Cash                                            $              173  $               284  $                78
                                                        -------------------  ------------------- --------------------

Other assets:
      Net assets of discontinued operations                          24,447                    -                    -
                                                        -------------------  ------------------- --------------------
             Total other assets                                      24,447                   -                     -
                                                        -------------------  ------------------- --------------------
                                                          $          24,620   $              284  $                78
                                                        ===================  =================== ====================

                                          Liabilities and Stockholders' Equity

Current liabilities:
      Accrued liabilities                                $            4,800   $                -  $                 -
                                                        -------------------  ------------------- --------------------
             Total liabilities                                        4,800                    -                    -
                                                        -------------------  ------------------- --------------------

Commitments and contingencies (Note 7)                                    -                    -                    -

Stockholders' equity:
      Preferred stock, $.10 par value,
             1,000,000 shares authorized; none
              issued and outstanding                                      -                    -                    -
      Common stock, $.0167 par value,
            100,000,000 shares authorized;
            6,398,835, 2,972,835 and 2,957,835
            shares issued and outstanding                           106,861               49,647               49,396
      Additional paid-in capital                                  7,442,102            7,442,102            7,442,102
      Retained earnings                                          (7,459,883)          (7,422,205)          (7,422,160)
                                                        -------------------  ------------------- --------------------
                                                                     89,080               69,544               69,338
      Less treasury stock (40,272 shares, at cost)                  (69,260)             (69,260)             (69,260)
                                                        -------------------  ------------------- --------------------
             Total stockholders' equity                              19,820                  284                   78
                                                        -------------------  ------------------- --------------------
                                                          $          24,620   $              284  $                78
                                                        ===================  =================== ====================







                                 See accompanying notes to financial statements.
                                                        F-3

                                                  SIGNATURE MOTORCARS, INC.
                                                  STATEMENTS OF OPERATIONS
                                        Years Ended September 30, 1998, 1997 and 1996


                                                           1998                    1997                 1996
                                                  ---------------------  ---------------------- --------------------

Revenues:
      Miscellaneous income                         $                 -   $                521   $              522
                                                  ---------------------  ---------------------- --------------------

              Total revenues                                         -                    521                  522
                                                  ---------------------  ---------------------- --------------------

Operating expenses:
      General and administrative                                43,750                    566                2,025
                                                  ---------------------  ---------------------- --------------------
                                                                43,750                    566                2,025
                                                  ---------------------  ---------------------- --------------------

              Loss from operations                             (43,750)                   (45)              (1,503)
                                                  ---------------------  ---------------------- --------------------

Other income (expense):
      Interest expense                                          (4,800)                    -                      -
      Gain on sale of assets (Note 3)                           25,000                     -                      -
      Write-off of intangibles                                       -                     -               (46,390)
                                                  ---------------------  ---------------------- --------------------
              Total other income (expense)                      20,200                     -               (46,390)
                                                  ---------------------  ---------------------- --------------------
              Loss from continuing                             (23,550)                   (45)             (47,893)
              operations
Discontinued operations                                         (7,428)                    -                      -
                                                  ---------------------  ---------------------- --------------------
              Net loss                              $          (30,978)   $               (45)  $          (47,893)
                                                  =====================  ====================== ====================

Loss per common share:
      From continuing operations                   $             (0.01)   $             (0.00)$              (0.04)
                                                  =====================  ====================== ====================
      Net loss                                     $             (0.01)   $             (0.00)$              (0.04)
                                                  =====================  ====================== ====================

Weighted average common shares                               3,444,752              2,961,585            1,270,419
outstanding
                                                  =====================  ====================== ====================







                                 See accompanying notes to financial statements.
                                                        F-4

                                                     SIGNATURE MOTORCARS, INC.
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         Years Ended September 30, 1998, 1997 and 1996



                                            Common Stock
                                  ----------------------------        Additional
                                                                        Paid-in         Retained        Treasury
                                       Shares         Amount            Capital         Earnings          Stock             Total
                                  -------------  -------------  ----------------- ------------------  -------------  ---------------

Balance, September 30, 1995           1,117,018     $   18,654        $ 4,685,793    $   (7,374,267)     $ (69,260)    $ (2,739,080)

Shares issued to cancel debt            140,817          2,352          2,756,309                 -              -        2,758,661

Shares issued in anticipation
     of acquisition                   1,700,000         28,390                  -                 -              -           28,390

Net loss                                      -              -                  -           (47,893)             -          (47,893)
                                  -------------  -------------  -----------------    ---------------  -------------   --------------

Balance, September 30, 1996           2,957,835         49,396          7,442,102        (7,422,160)       (69,260)              78

Shares issued for services               15,000            251                  -                 -              -              251

Net loss                                       -              -                 -               (45)             -              (45)
                                  -------------  -------------  -----------------    ---------------  -------------   --------------

Balance, September 30, 1997           2,972,835         49,647          7,442,102        (7,422,205)       (69,260)             284

Shares issued for services            2,040,000         34,068                  -                 -              -           34,068

Shares issued for purchase of
     oil and lease properties           386,000          6,446                  -                 -              -            6,446

Shares issued for cash                1,000,000         16,700                  -            (6,700)             -           10,000

Net loss                                     -              -                   -           (30,978)             -          (30,978)
                                  -------------  -------------  -----------------    ---------------  -------------  ---------------

Balance, September 30, 1998           6,398,835      $ 106,861        $ 7,442,102    $   (7,459,883)     $ (69,260)    $     19,820
                                  =============  =============  =================    ===============  =============  ===============









                               See  accompanying  notes to financial statements.
                                                     F-5

                                              SIGNATURE MOTORCARS, INC.
                                              STATEMENTS OF CASH FLOWS
                                    Years Ended September 30, 1998, 1997 and 1996

                                                               ------------------  -----------------  ---------------
                                                                      1998               1997             1996
                                                               ------------------  -----------------  ---------------

Cash flows from operating activities:
       Net loss                                                  $       (30,978)   $           (45)   $     (47,893)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Shares issued for services                                      34,068                251                -
          Write-off of intangibles                                             -                  -           46,390

          Changes in operating assets and liabilities:
               Accrued liabilities                                         4,800                  -                -

               Net assets of discontinued operations                     (18,001)                 -                -

                                                               ------------------  -----------------  ---------------
               Net cash provided by (used in) operating                  (10,111)               206           (1,503)
               activities

Cash flows from financing activities:
  Issuance of common stock                                                10,000                  -                -

                                                               ------------------  -----------------  ---------------

Net increase (decrease) in cash and cash equivalents                        (111)               206           (1,503)

Cash at beginning of year                                                    284                 78            1,581
                                                               ------------------  -----------------  ---------------

Cash at end of year                                             $            173   $            284   $           78
                                                               ==================  =================  ===============


Supplemental disclosure:
  Total interest paid                                           $          3,000   $              -   $            -
                                                               ==================  =================  ===============








                                 See accompanying notes to financial statements.

                            SIGNATURE MOTORCARS, INC.
                          Notes to Financial Statements
                        September 30, 1998, 1997 and 1996

1.  Summary of Significant Accounting Policies

    Description of Business

    Signature Motorcars, Inc. was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc.


    During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations (see Note 8). The Company intends to distribute these net assets to a newly formed subsidiary and spin-off the subsidiary's shares to the Company's shareholders in the near future. The Company has had nominal revenues from oil and gas activities.

    The Company is currently considered a "public shell" corporation with nominal business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

    Basis of Presentation

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company has suffered continuing net losses from operations and has a deficit in working capital as of September 30, 1998. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

                            SIGNATURE MOTORCARS, INC.
                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies (Continued)

     Use of Estimates and Assumptions

     Preparation  of the  Company's  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Net Loss Per Common Share

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company was required to adopt this standard in the fourth quarter of calendar 1997. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share. All share and per share amounts in the accompanying financial statements have been retroactively restated as a result of a 1-for-21 reverse stock split in August 1996.

     Statement of Cash Flows

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            SIGNATURE MOTORCARS, INC.
                          Notes to Financial Statements

2.  Loan from Stockholders, Accrued Interest and Accounts Payable

     An agreement was reached in June 1996, in which loans from stockholders, accrued interest and compensation payable (all outstanding debt) in the amount of $2,758,661 were exchanged for new stock amounting to 140,817 shares after a 1:21 reverse stock split.

3.  Related Party Transactions

     On December 15, 1997, the Company sold 1,665,660 shares of Black Giant Oil Company for $25,000 to a shareholder of the Company. The Company had no cost basis in the shares; therefore a gain of $25,000 was recorded.

4.  Stock Issued for Services

     During 1998 and 1997, the Company issued common stock to certain related parties, valued at estimated fair market value, for services performed on behalf of the Company. The shares issued and value of those shares at September 30 are as follows:

                          Shares Issued                       Value
                          -------------                     -----------
         1998                2,040,000                        $34,068
         1997                   15,000                            251

5.  Income Taxes

    At September 30, 1998, the Company had net operating loss carryforwards totaling approximately $6,539,391 available to reduce future taxable income through the year 2011. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

6.  Acquisition

    During 1996, the Company purchased a company for 1,700,000 shares of common stock. The stock was valued at its estimated fair market value of $28,390. It was later determined that the investment did not have any continuing value and was written off during the year ended September 30, 1996.

7.  Commitments and Contingencies

    Concentration of Credit Risk

    The Company invests its cash and certificates of deposit primarily in deposits with major banks. The Company has not incurred losses related to its cash.

                            SIGNATURE MOTORCARS, INC.
                          Notes to Financial Statements

7.  Commitments and Contingencies (Continued)

    Fair Value of Financial Instruments

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

    The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and accounts payable
    approximate   carrying  value  due  to  the   short-term   maturity  of  the
    instruments.

8. Discontinued Operations

As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of September 30, 1998. Following is a summary of these net assets:

         Assets:
                  Troell lease                    $    50,272
                  Spires wells                          4,175
                                                      -------
                           Total Assets                54,447

         Liabilities:
                  Note payable to an individual       (30,000)
                                                      -------
                           Net Assets             $    24,447
                                                      =======

   The $30,000 note payable to an individual was due on May 16, 1998 and accrues interest at 12%.