Form 10QSB
period 1998-12-31
SIGNATURE MOTORCARS INC
filed 1999-07-29
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
 1934 For the Quarterly Period ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the tr


                           Commission File No. 2-42114

                            SIGNATURE MOTORCARS, INC.
                         --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   (Formerly International Royalty & Oil Co.)



               Nevada                                   75-1310613
          ---------------                         --------------------
     (State or other jurisdiction of          (I.R.S.. Employer I.D. No.)
     incorporation or organization)


                   7738 Forest Lane, #102, Dallas, Texas      75230
                 ----------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                 (972) 386-7700
                              --------------------
                 Issuer's telephone number, including area code


     Check whether the issuer: (1) filed all  reports  required to  be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES        NO XX


    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

 As of July 16, 1999, Signature had outstanding 7,449,835 shares of its common stock, par value $0.0167 per share.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

PART II - OTHER INFORMATION....................................................5


SIGNATURES.....................................................................5













                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1. FINANCIAL STATEMENTS


The financial statements included herein have been prepared by Signature Motorcars, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the financial statements and notes thereto included in Signature's SEC Form 10KSB for the period ended September 30, 1998.










                    [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                            SIGNATURE MOTORCARS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                       ASSETS


                                    December 31, 1998         September 30, 1998
                                  ----------------------------------------------
Current Assets:
         Cash                     $          53                   $         173
                                   ------------------            ------------

Total Current Assets                         53                             173

Net Assets from
         Discontinued Operations         24,446                          24,446
                                       ----------                 -------------


         TOTAL ASSETS              $     24,499                    $     24,619
                                    =================              ============


                          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable and
         accrued Liabilities       $     10,950                    $      4,800
                                     -------------               -------------

         TOTAL LIABILITIES               10,950                           4,800

Stockholders' Equity:
         Common Stock                   106,860                         106,860
         Additional Paid in Capital   7,442,102                       7,442,102
         Retained Earnings           (7,466,153)                     (7,459,883)
                                    ------------                    -----------
                                         82,809                          89,079

         Less Treasury Stock            (69,260)                        (69,260)
                                   -------------                  -------------

Stockholders' Equity (Deficit)           13,549                          19,819
                                   -------------                  -------------

TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY    $       24,499                    $     24,619
                                 ==============                  ===============

                            SIGNATURE MOTORCARS, INC.

                            STATEMENTS OF OPERATIONS
                    Quarters Ended December 31, 1998 and 1997

                                   (UNAUDITED)

                                           1998                  1997
                                     ------------------------------------------

Revenues:
         Miscellaneous Income          $     -               $     225
                                        ------------          ---------


         Total Revenues                      -                     225
                                        ------------          ---------


Operating Expenses:

         General & Administrative          5,044                 6,434
                                        ------------          ---------

                  Loss From Operations    (5,044)               (6,209)
                                        ------------          ---------

Other Income (Expense):
         Interest Expense                    900                   900
         Gain on Sale of Assets                -                25,000
                                        -------------         --------

         Total Other Income (Expense)       (900)               24,100
                                        -------------         --------

         Loss From Continuing Operations  (5,944)               17,891
                                        -------------         --------

Discontinued Operations                     (326)                   26
                                        ----------            --------

         Net Income/(Loss)            $   (6,270)       $       17,917
                                        ==========         ============

Income (Loss) Per Common Share:
         From Continuing Operations   $    (0.00)       $        (0.01)
                                           ======                ======
         Net Income/(Loss)            $    (0.00)       $        (0.01)
                                           ======                ======

Weighted Average Common
     Shares Outstanding                6,398,835             2,972,835
                                       =========          ============

                                                  SIGNATURE MOTORCARS, INC.

                                                 STATEMENTS OF CASH FLOWS
                                        Quarters Ended December 31, 1998 and 1997

                                                        (UNAUDITED)

                                                                                    1998             1997
                                                                         -----------------------------------
Cash flows from operating activities:
  Net Income/(Loss)                                                       $      (6,270)        $   17,917

  Adjustments to reconcile net lost
  to net cash provided by (used in)
  operating activities:
      Shares issued for services                                                     -               4,500
     Gain on Sale of Assets                                                          -             (25,000)

Changes in operating assets and Liabilities:
         Accrued Liabilities                                                      6,150                 -
                                                                                --------          ---------
             Net cash provided by (used in) operating activities                   (120)            (2,583)
                                                                                --------          ---------


Cash flows from investing activities:
         Proceeds from sale of equity investment                                       -            25,000
                                                                                --------          ---------
Cash flows from financing activities:
   Issuance of common stock                                                            -             5,000
                                                                                --------          ---------

Net Increase (decrease) in cash and cash equivalents                               (120)            27,417

Cash at beginning of period                                                         173                 78
                                                                                --------          ---------

         Cash at end of period                                             $         53         $   27,495
                                                                                ==========      ============

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Respecting Forward-Looking Information

This Form 10-QSB  includes  "forward-looking"  statements  within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Overview

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in Signature's annual report on Form 10-KSB for the year ended September 30, 1998.

Oil prices continued to decline during the first quarter of the fiscal year so management shifted its focus to securing a merger/acquisition candidate. Management reviewed and investigated more than ten merger candidate possibilities. As of December 31, 1998 no agreements or contracts were formalized or executed.

Signature is suffering from shortages of working capital, indebtedness and due or past due current liabilities. The Company is in need of additional investment capital, strategic alliances, or a sale, or merger/acquisition.

Liquidity and Capital Resources

As discussed in the Overview above and as outlined in the Form 10-KSB for fiscal year September 30, 1998 including its financial statements, the Company's operating losses and its working capital deficit raise doubt about its ability to continue as a going concern.

During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of December 31, 1998 were $24,499, and its liabilities were $10,950.

Results of Operations

The Company has suffered continuing net losses from operations and has a deficit in working capital as of December 31, 1998. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The Company has had nominal revenues from oil and gas activities for the three months ended December 31, 1998 and 1997.

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

On December 10, 1998 the Company received a Cash Call notice from Trebor Resources Co. regarding the Queensland ATP 638p requiring the Company to pay the balance ($10,000 USD) due Trebor on or before December 31, 1998 per the terms of the January 26, 1998 Letter Agreement between Signature and Trebor. Due to low oil prices (approximately $10.00 per barrel or less) and the Company's financial constraints and expanded focus, the Company was compelled to forfeit its interest in ATP 638p, however, management was able to obtain an understanding with Trebor on December 21, 1998 where they would return the $2,500 to the Company subject to Trebor obtaining favorable funding for the project.

Impact of the Year 2000 Issue

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


PART II. - OTHER  INFORMATION

NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SIGNATURE MOTORCARS, INC.


Date: July 16, 1999                  /s/ William R. Miertschin
                                     -----------------------------------
                                     By: William R. Miertschin, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer