Form 10QSB
period 1999-03-31
SIGNATURE MOTORCARS INC
filed 1999-07-29
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
 1934 For the Quarterly Period ended March 31, 1999

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

PART 1.

FINANCIAL INFORMATION


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








                [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                            SIGNATURE MOTORCARS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                       March 31, 1999        September 30, 1998
                                  ---------------------------------------------
Current Assets:
         Cash                           $       45              $       173
                                       ------------------         -----------

Total Current Assets                            45                      173

Net Assets from
         Discontinued Operations            24,446                   24,446
                                         ----------               ------------

         TOTAL ASSETS                   $   24,491              $    24,619
                                       ==================       =============


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable and
         accrued Liabilities            $   16,825              $     4,800
                                        ------------            -------------

         TOTAL LIABILITIES                  16,825                    4,800

Stockholders' Equity:
         Common Stock                      109,387                  106,860
         Additional Paid in Capital      7,374,174                7,442,102
         Retained Earnings              (7,475,895)              (7,459,883)
                                        -----------             -------------
                                             7,666                   89,079

         Less Treasury Stock                  (-)                   (69,260)
                                        -----------             -------------

Stockholders' Equity (Deficit)               7,666                   19,819
                                        -----------             -------------

TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY          $    24,491              $    24,619
                                       =============            =============

                                                       SIGNATURE MOTORCARS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                 Quarters Ended March 31, 1999 and 1998

                                                            (UNAUDITED)

                                               Three Months      Six Months              Three Months       Six Months
                                                   Ended March 31, 1999                      Ended March 31, 1998
                                    --------------------------------------------------------------------------------------

Revenues:
   Miscellaneous Income                      $       140       $       140                 $     50      $       275
                                              -----------      ------------                ---------         -------

   Total Revenues                                    140               140                       50              275
                                              -----------      ------------                ---------         -------


Operating Expenses:

   General & Administrative                        9,035            14,079                    7,533           13,967
                                              -----------      ------------                ---------          ------

     Loss From Operations                         (8,895)          (13,939)                  (7,483)         (13,692)
                                              -----------      ------------                ---------        --------

Other Income (Expense):
   Interest Expense                                  900             1,800                    2,400            3,300
   Gain on Sale of Assets                              -                        -               -             25,000
                                              -----------      ------------                -----------        ------

   Total Other Income (Expense)                     (900)           (1,800)                  (2,400)          21,700
                                              -----------      ------------                ---------      ----------

   Loss From Continuing Operations                (9,795)          (15,739)                  (9,883)           8,008
                                              -----------      ------------                ---------       ---------

Discontinued Operations                               53              (273)                     (19)             (45)
                                              -----------      ------------                ---------       ---------

        Net Income/(Loss)                   $     (9,742)    $     (16,012)              $   (9,902)      $    7,963
                                              ===========      ============               ==========       =========

Income (Loss) Per Common Share:
       From Continuing Operations           $      (0.00)    $       (0.00)              $    (0.00)      $    (0.00)
                                                  ======             ======                   ======           ======
       Net Income/(Loss)                    $      (0.00)    $       (0.00)              $    (0.00)      $    (0.00)
                                                  ======             ======                   ======           ======

Weighted Average Common
     Shares Outstanding                        6,469,470         6,540,107                3,222,835        3,097,835
                                             ===========       ============              ===========      ===========

                                                       SIGNATURE MOTORCARS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                               Quarters Ended March 31, 1999 and 1998

                                                            (UNAUDITED)

                                                                                  1999                    1998
                                                                         -----------------------------------------------

Cash flows from operating activities:
  Net Income/(Loss)                                                          $  (16,012)             $    7,963

  Adjustments to reconcile net lost
  to net cash provided by (used in)
  operating activities:
      Shares issued for services                                                  1,859                       -

Changes in operating assets and Liabilities:
         Accrued Liabilities                                                     12,025                   8,847
                                                                               --------                --------
             Net cash provided by (used in) operating activities                 (2,128)                 16,810
                                                                               --------                --------

Cash flows from investing activities:
         Investment in oil and gas properties                                         -                 (20,500)
                                                                               --------                --------
Cash flows from financing activities:
   Issuance of common stock                                                       2,000                   5,000
                                                                               --------                --------

Net Increase (decrease) in cash and cash equivalents                               (128)                  1,310

Cash at beginning of period                                                         173                     284
                                                                               --------                --------

         Cash at end of period                                              $        45              $    1,594
                                                                            ============             ===========

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

Oil prices continued to decline during the first quarter of the fiscal year so management shifted its focus to securing a merger/acquisition candidate.
Management continued to reviewed and investigate the ten merger candidate possibilities located during the first quarter plus began reviewing five new prospective merger candidates during the second quarter. As of March 31, 1999 no agreements or contracts were formalized or executed.

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

During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of March 31, 1999 were $24,491, and its liabilities were $16,825.

Results of Operations

The Company has suffered continuing net losses from operations and has a deficit in working capital as of March 31, 1999. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The Company has had nominal revenues from oil and gas activities for the three months ended March 31, 1999 and 1998.

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


                                     SIGNATURE MOTORCARS, INC.


Date: July 16, 1999                  /s/ William R. Miertschin
                                     -----------------------------
                                     By: William R. Miertschin, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer