Form 10KSB40
period 1999-09-30
SIGNATURE MOTORCARS INC
filed 2000-01-18
CIK 51511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1999

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

                Yes        No  X
                    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.......................$0

The aggregate market value of the voting stock (1,282,018 shares) held by non-affiliates of the registrant on September 30, 1999, was approximately zero since the stock is not currently trading. The number of shares outstanding of the registrant's common stock on September 30, 1998, was 6,398,835 shares. On September 30, 1999, the Company had 7,449,835 shares outstanding.

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

The term "royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production or gathering taxes. The royalty is a part of the consideration for the grant of the lease.

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

(a) Business Development

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

During its fiscal year ended September 30, 1999, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings, excepting a possible merger or consolidation.

During the period from October 1, 1995, to September 30, 1999, the Company conducted minimal business, received nominal income and had minimal assets or liabilities. The Company had limited activity during this period of time.

In August 1997, a group of stockholders met and decided to bring the Company into regulatory compliance and initiated a funding campaign. On August 25, 1997, William R. Miertschin entered into an Option Agreement with the Company to acquire 1,665,660 common shares of Black Giant Oil Company for $25,000, or approximately $0.015 per share. At the time, Black Giant stock had no trades with 0 Bid and 3 cents Ask. The Option Agreement also granted Miertschin an option to purchase up to 2,000,000 of the common stock of Signature for $20,000, or 1 cent per share, provided he first bought all of the Company's Black Giant stock. Miertschin purchased the Black Giant stock from the Company on December 15, 1997, for $25,000, and 500,000 shares of the Company's stock for $5,000 on December 30, 1997, with the remainder of the option being exercised in July 1998. On September 6, 1997, Miertschin purchased 165,000 shares of the Company from Manoj K. Patel and 1,100,000 shares from MKP Investments, Inc. Patel resigned all of his capacities in the Company effective September 6, 1997. With Patel's resignation, Ivan Webb assumed corporate responsibilities on an interim basis as Operations Manager, with Elizabeth Webb functioning as Corporate Secretary. Later at the request of the Board, Miertschin agreed to assume the office of President and Chairman of the Board of Directors effective November 1, 1997. As of December 15, 1999, those three remain in those capacities.

(b)  Business of Issuer

Prior to September 30, 1992, the Company was primarily engaged in enhanced oil production through the use of its patented process. Although the Company's patented Enhanced Oil Recovery (EOR) process is not economically viable due to current oil prices, the Company's patent rights and equipment still have value and could have more substantial value in the future. Since the Company's EOR operations have been limited since 1992, for the past seven fiscal years the Company has been downsizing and evaluating other business opportunities.

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

During the year ended September 30, 1998, Signature was exclusively focusing on oil and gas related opportunities. Its oil and gas revenue is currently derived from Canadian royalties. Oil and gas properties were evaluated in Texas, Oklahoma and Kansas for acquisition. Prior to September 30, 1998, the Company acquired interests in two (2) leases in Texas and an interest in an Australian concession. With the 1998 decline of oil prices the Company broadened its focus and continues to evaluate other opportunities both within and outside the oil and gas industry. As of September 30, 1999, the company was engaged in evaluating merger/acquisition opportunities.

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

Countries, states and other jurisdictions in which the Company operates regulate the exploration, development, production and prices on the sale of oil and gas. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowables, import quotas, competitive fuels, proximity of pipelines and price-fixing by governments, and international markets, all of which are beyond control of the Company. During September, 1997, 40 degree oil (good gravity crude) was selling for approximately $18.00 per barrel; in September, 1998, the price was approximately $12.00 per barrel and in September, 1999 the price was approximately $22.00 per barrel. Prices vary according to gravity, quality, region and purchaser.

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

Foreign Currency

Due to the nature of the Company's activities in Canada portions of the Company's funds may be held at times in various foreign currencies. At this time the Company does not maintain any foreign bank accounts. However, the

Company does have receivables from Canadian oil production. Revenues generated under a foreign currency subjects the Company to a limited risk of currency fluctuation and changes in rates of conversion for different currencies. The Company does not engage or expect to engage in any hedging or other transactions that are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Canada. In the Company's opinion, the foreign exchange control laws currently in effect in Canada do not unreasonably delay the remittance of funds generated in those countries to the United Sates.

Foreign Taxes and United States Tax Credits

The Company prior to September 30, 1998 did not have any operations outside of the United States, except for one small producing overriding royalty interest in Canada subject to the Canadian non-resident tax. In the event that revenues abroad, are established, then the Company will be subject to the imposition of taxes by foreign governments upon the Company's income derived from the respective foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to changes. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur.

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

Governmental and Other Regulations

Oil and gas operations are and will be subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. Failure to comply with applicable regulations could result in interruption or termination of the operations. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future. However, compliance could require the Company to make capital expenditures and could adversely affect earnings of the Company.

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

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Furthermore, regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments, or the imposition of additional foreign taxes and partial foreign ownership requirements. Management believes that these actions are unlikely to be undertaken by the government of Canada where the properties from which Company receives or may receive income are located.

Personnel

The business of the Company was carried on for the two years prior to September 1997 primarily by Manoj Patel, who resigned as an officer and director on September 6, 1997. William R. Miertschin, President, Chief Executive Officer and Chairman of the Board of Directors, with Ivan Webb as Operations Manager and Director, and Elizabeth Webb as Secretary, have been administering and funding the Company since October 1997. The Company has no full-time employees as of September 30, 1999. The Company has no pension or profit-sharing plans, and it is not a party to a collective bargaining agreement.

Item 2. Description of Property

Domestic Properties

Prior to September 30, 1992, the Company sold the Turner lease in Graham County, Kansas, discussed in Part I, (c) Narrative Description of Business, Principle Products and Services, and by September 30, 1997, the Company had sold all of its other domestic oil interests to fund operational expenses while downsizing the Company. Therefore as of that date the Company had no domestic oil and gas properties. The following is a description of each of the properties acquired by the Company subsequent to September 30, 1997, and as of year end September 30, 1998, the Company decided to discontinue these oil and gas operations due to a decrease in oil prices during that fiscal year (see Notes 1 and 6 of the Financial Statements for additional information):

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

The C.T. Troell lease contains 8 oil wells completed in formations ranging from 1,600 to 1,950 feet. This 120 acre lease is expected to average 15 BOPD when 6 wells are put into production. This lease was expected to be put into production during the second or third quarter of 1998; however, the decline of oil prices during this period caused operational funding to be withdrawn. Subsequent to September 30, 1999, the Company continues to evaluate both the opportunities for funding the operations or selling the interests.

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

Subsequent to September 30, 1998, the Company evaluated both the opportunities for funding the operations or selling the interests. As of September 30, 1999, the Company intends to distribute these net assets to a newly formed subsidiary or to dispose of them in some other manner.

Foreign Properties

Prior to September 30, 1995, the Company sold all of its foreign oil and gas interests to raise funds, with the exception of one small Canadian producing overriding royalty interest, which generated $522 and $521 for the fiscal years ending September 30, 1996 and 1997 respectively. Revenues generated from this overriding royalty interest for the fiscal year ending September 30, 1998 and 1999 are reported as discontinued operations. See Part II Item 7 - Notes to Financial Statements - Note 1.

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

Item 3. Legal Proceedings

As of December 15, 1999, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters have been submitted to a vote of security holders since May 17, 1996, at the Company's last Annual Meeting. A shareholder meeting is planned for the spring of 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's common stock is currently not traded. However the Company's stock was trading on the over-the-counter market of the Electronic Bulletin Board in 1996. During the summer of 1999, the Company began the process of taking those necessary steps to cause it to be relisted and restored to a trading status.

There are no warrants outstanding as of September 30, 1999.

(b) Approximate Number of Holders of Common Stock

The approximate number of security holders of record of Signature Motorcars, Inc. (formerly International Royalty & Oil Co.), common stock on December 15, 1999, was 1,393. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

(c) Dividends

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

Since the Company became current in its SEC filings during the summer of 1999, the Company has been evaluating various opportunities for both funding and/or mergers or acquisitions. The competition for viable and financially sound merger or consolidation partners is competitive. In the search for funding, consolidation and merger/acquisition partners, the Company is in competition with investment bankers, venture capitalists, brokerage firms and others with far greater financial and technical resources than the Company.

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

During the year ending September 30, 1998 the Company began acquiring oil and gas properties with the intention of developing the properties as an oil and gas producer. The drop in oil prices during 1998 caused the Company to discontinue those operations. Therefore, these operations are reported as net assets of discontinued operations on the Company's balance sheet. The Company's assets as of September 30, 1998 were $24,620 and liabilities were $4,800, and on September 30, 1999, the Company's assets were $24,569 and liabilities were $36,992. See Notes to Financial Statements - Note 1.

Income and Expenses

The Company only had one income producing property on September 30, 1996 and 1997, a small Canadian override which generated $522 for 1996 and $521 for 1997. No other income was reported during these periods. During the fiscal year ended September 30, 1998 revenues earned from the Canadian override are reported as discontinued operations. Also during this fiscal year the Company sold 1,665,660 shares of Black Giant Oil Company common stock for $25,000. The Company had previously written off this stock as a financial asset. Therefore, the Company had no basis and reported a gain of $25,000 on this sale. Prior to and at the time of this sale, Black Giant Oil Company was an inactive stock with virtually no market value. See Note 2 to the Financial Statements.

The General and Administrative expenses were minimal during the fiscal years ending September 30, 1996 and 1997 being $2,025 and $566 respectively. These expenses primarily include postage and bank charges. During the fiscal year ending September 30, 1996 the Company wrote off $18,000 relating to the IROC EOR process and other small assets.

The General and Administrative expenses for the fiscal year ending September 30, 1998 were $43,750, and for the fiscal year ending September 30, 1999, they were $41,934. The Company's expenses for fiscal year ending September 30, 1999, primarily consisted of salaries, interest, Nevada corporate fees and administration, and accounting, auditing, professional and other services related to updating SEC filing status. These expenses may have been or may be paid by stock being issued for services.

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

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company has not experienced any problems with its computer systems since January 1, 2000.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements between the Company and its auditor, Jackson & Rhodes P.C. of Dallas, Texas regarding accounting and/or financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The following are the officers and directors of the Company as of December 15, 1999:

                Name                Age               Position
         ----------------------     ---        -------------------------

         William  R. Miertschin     52         President, CEO & Director

         Elizabeth Webb*            51               Secretary

         Howard B. Siegel           57                Director

         Ivan Webb*                 48                Director

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

            Name and Principal Position                 Salary
            ---------------------------                 ------

            William R. Miertschin, President           $18,000

All compensation and other arrangements between the Company and its officers and directors are to be approved by a Compensation Committee of the Board of Directors, a majority of whom are to have no affiliation or relationship with the Company other than as directors. To conserve working capital, the Compensation Committee may elect to arrange compensation for the Company's president to be paid in stock in lieu of cash. See Note 3 of the Financial Statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (7,449,835) and voting shares on September 30, 1999.

                          Name and Address          Number of        Percent
Title of Class          of Beneficial Owner        Shares Owned      of Class
--------------          -------------------        ------------      --------

Common Stock           William R. Miertschin         3,911,192         52.50%
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

Changes in Control of Issuer.

In August 1997, a group of stockholders met and decided to bring the Company into regulatory compliance and initiated a funding campaign. On August 25, 1997, William R. Miertschin entered into an Option Agreement with the Company to acquire 1,665,660 common shares of Black Giant Oil Company for $25,000, or approximately $0.015 per share. At the time, Black Giant stock had no trades with 0 Bid and 3 cents Ask. The Option Agreement also granted Miertschin an option to purchase up to 2,000,000 of the common stock of Signature for $20,000, or 1 cent per share, provided he first bought all of the Company's Black Giant stock. Miertschin purchased the Black Giant stock from the Company on December 15, 1997, for $25,000, and 500,000 shares of the Company's stock for $5,000 on December 30, 1997, with the remainder of the option being exercised in July 1998. On September 6, 1997, Miertschin acquired control of the Company from Manoj K. Patel by purchasing 165,000 shares of the Company from Manoj K. Patel and 1,100,000 shares from MKP Investments, Inc. which was owned by Patel. This total purchase of 1,265,000 shares represented 42.55% of the 2,972,385 shares outstanding; prior to this purchase Miertschin owned 26,192 shares which gave Miertschin a total of 1,291,192 shares or 43.43% of the Company's outstanding stock. After Miertschin exercised his above referenced option for two million (2,000,000) shares and with subsequent stock acquisitions, on the date of this filing Miertschin owns 3,911,192 shares or 52.50% of 7,449,835 shares of the Company's stock outstanding. Patel resigned all of his capacities in the Company effective September 6, 1997. With Patel's resignation, Ivan Webb assumed corporate responsibilities on an interim basis as Operations Manager, with Elizabeth Webb functioning as Corporate Secretary. Later, at the request of the Board, Miertschin agreed to assume the office of President and Chairman of the Board of Directors effective November 1, 1997. As of December 15, 1999, those three remain in those capacities.

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

Item 13. Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K during the past year ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Signature Motorcars, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SIGNATURE MOTORCARS, INC.

Date: January 14, 2000               /s/ William Miertschin
                                     -------------------------------------------
                                     By: William Miertschin, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                Title                         Date

/s/ Elizabeth Webb              Secretary                  January 14, 2000
-------------------------
Elizabeth Webb


/s/ William R. Miertschin       President & Director       January 14, 2000
-------------------------
William R. Miertschin


/s/ Howard Siegel               Director                   January 14, 2000
-------------------------
Howard Siegel


/s/ Ivan Webb                   Director                   January 14, 2000
-------------------------
Ivan Webb

                            SIGNATURE MOTORCARS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditor's Report.................................................F-2

Balance Sheets at
         September 30, 1999 and 1998.........................................F-3

Statements of Operations for the years ended
         September 30, 1999 and 1998.........................................F-4

Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended September 30, 1999 and 1998.....................F-5

Statements of Cash Flows for the years ended
         September 30, 1999 and 1998.........................................F-6

Notes to Financial Statements.............................................F-7-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Signature Motorcars, Inc.

We have audited the accompanying balance sheets of Signature Motorcars, Inc. as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Motorcars, Inc. as of September 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                                Jackson & Rhodes P.C.


Dallas, Texas
December 15, 1999

                            SIGNATURE MOTORCARS, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                     ASSETS

                                                                          1999           1998
                                                                      -----------    -----------
Current assets:
      Cash                                                            $       122    $       173
                                                                      -----------    -----------

Other assets:
      Net assets of discontinued operations                                24,447         24,447
                                                                      -----------    -----------
           Total other assets                                              24,447         24,447
                                                                      -----------    -----------
                                                                      $    24,569    $    24,620
                                                                      ===========    ===========




                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities                        $    36,992    $     4,800
                                                                      -----------    -----------
           Total liabilities                                               36,992          4,800
                                                                      -----------    -----------

Commitments and contingencies (Note 5)                                         --             --

Stockholders' equity (deficit):
      Preferred stock, $.10 par value, 1,000,000 shares
           authorized; none issued and outstanding                             --             --
      Common stock, $.0167 par value, 100,000,000 shares
           authorized; 7,449,835, and 6,398,835
           shares issued and outstanding                                  124,867        106,861
      Additional paid-in capital                                        7,367,722      7,442,102
      Accumulated deficit                                              (7,505,012)    (7,459,883)
                                                                      -----------    -----------
                                                                          (12,423)        89,080
      Less treasury stock (40,272 shares, at cost)                              0        (69,260)
                                                                      -----------    -----------
           Total stockholders' equity (deficit)                           (12,423)        19,820
                                                                      -----------    -----------
                                                                      $    24,569    $    24,620
                                                                      ===========    ===========



                 See accompanying notes to financial statements.

                            SIGNATURE MOTORCARS, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                 1999           1998
                                              -----------    -----------
Revenues:
       Miscellaneous income                   $        --    $        --
                                              -----------    -----------

            Total revenues                             --             --
                                              -----------    -----------

Operating expenses:
       General and administrative                  41,934         43,750
                                              -----------    -----------
                                                   41,934         43,750
                                              -----------    -----------

            Loss from operations                  (41,934)       (43,750)
                                              -----------    -----------

Other income (expense):
       Interest expense                            (3,600)        (4,800)
       Write-off of intangibles                        --         25,000
                                              -----------    -----------
            Total other income (expense)           (3,600)        20,200
                                              -----------    -----------
            Loss from continuing operations       (45,534)       (23,550)
Discontinued operations                               405         (7,428)
                                              -----------    -----------
            Net loss                          $   (45,129)   $   (30,978)
                                              ===========    ===========

Basic loss per common share:
       From continuing operations             $     (0.01)   $     (0.01)
                                              ===========    ===========
       Net loss                               $     (0.01)   $     (0.01)
                                              ===========    ===========

Weighted average common shares outstanding      6,661,585      3,444,752
                                              ===========    ===========


                See accompanying notes to financial statements.

                            SIGNATURE MOTORCARS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                        Common Stock
                                 --------------------------    Additional
                                                                 Paid-in      Accumulated     Treasury
                                    Shares         Amount        Capital        Deficit         Stock          Total
                                 -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1997        2,972,835    $    49,647    $ 7,442,102    $(7,422,205)   $   (69,260)   $       284

Shares issued for services         2,040,000         34,068             --             --             --         34,068

Shares issued for purchase of
      oil and lease properties       386,000          6,446             --             --             --          6,446

Shares issued for cash             1,000,000         16,700             --         (6,700)            --         10,000

Net loss                                  --             --             --        (30,978)            --        (30,978)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1998        6,398,835        106,861      7,442,102     (7,459,883)       (69,260)        19,820

Common stock issued for
      accounts payable               750,000         12,525         (5,025)            --             --          7,500

Common stock issued for
       services                      261,000          4,813        (70,687)            --         69,260          3,386

Common stock issued for cash          40,000            668          1,332                                        2,000

Net loss                                                                          (45,129)                      (45,129)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1999      $ 7,449,835    $   124,867    $ 7,367,722    $(7,505,012)   $        --    $   (12,423)
                                 ===========    ===========    ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                            SIGNATURE MOTORCARS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
    Net loss                                                  $(45,129)   $(30,978)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Shares issued for services                             3,386      34,068
          Gain on sale                                              --     (25,000)
          Changes in operating assets and liabilities:
            Accounts payable and accrued liabilities            39,692       4,800
            Net assets of discontinued operations                   --     (18,001)
                                                              --------    --------
                      Net cash used in operating activities     (2,051)    (35,111)

Cash flows from investing activities:
    Proceeds on sale of equity investment                           --      25,000
                                                              --------    --------

Cash flows from financing activities:
    Issuance of common stock                                     2,000      10,000
                                                              --------    --------

Net decrease in cash and cash equivalents                          (51)       (111)

Cash at beginning of year                                          173         284
                                                              --------    --------

Cash at end of year                                           $    122    $    173
                                                              ========    ========


Supplemental disclosure:
    Total interest paid                                       $     --    $  3,000
                                                              ========    ========


                See accompanying notes to financial statements.

                            SIGNATURE MOTORCARS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


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

     During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations (see Note 6). The Company intends to distribute these net assets to a newly formed subsidiary and spin-off the subsidiary's shares to the Company's shareholders in the near future. The Company has had nominal revenues from oil and gas activities.

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

     The Company has suffered continuing net losses from operations and has a deficit in working capital as of September 30, 1999. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

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

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2.   RELATED PARTY TRANSACTIONS

     On December 15, 1997, the Company sold 1,665,660 shares of Black Giant Oil Company for $25,000 to a shareholder of the Company. The Company had no cost basis in the shares; therefore a gain of $25,000 was recorded.

3.   STOCK ISSUED FOR SERVICES

     During 1999, 1998 and 1997, the Company issued common stock to certain related parties, valued at estimated fair market value, for services performed on behalf of the Company. The shares issued and value of those shares at September 30 are as follows:

                                  Shares Issued                 Value
                                  -------------               --------
                  1999                1,011,000               $ 10,886
                  1998                 2,040,00                 34,068
                  1997                   15,000                    251

4.   INCOME TAXES

     At September 30, 1999, the Company had net operating loss carryforwards totaling approximately $6,500,000 available to reduce future taxable income through the year 2011. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

5.   COMMITMENTS AND CONTINGENCIES

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

                           SIGNATURE MOTORCARS, INC.
                         NOTES TO FINANCIAL STATEMENTS

6.   DISCONTINUED OPERATIONS

     As explained in Note 1, the net oil and gas assets of the discontinued operations are reported in the accompanying balance sheet as net assets of discontinued operations as of September 30, 1998. Following is a summary of these net assets:


Assets:
     Troell lease                           $   50,272
     Spires wells                                4,175
                                            ----------
        Total assets                            54,447
Liabilities:
     Note payable to an individual             (30,000)
                                            ----------
      Net assets                            $   24,447
                                            ==========

     The $30,000 note payable to an individual was due on May 15, 1998 and accrues interest at 12%.

                               INDEX TO EXHIBITS



Exhibit
Number             Description
------             -----------

  27               Financial Data Schedule