Form 10KSB
period 2001-09-30
LOCAL TELECOM SYSTEMS INC
filed 2002-09-06
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001

                         Commission file number: 2-42114

                           Local Telecom Systems, Inc.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)
                      (Formerly Signature Motorcars, Inc.)

               State of Nevada                      75-1310613
               ---------------                      ----------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                          3537 West 7th Street, Suite 5
                             Fort Worth, Texas 76107
                             -----------------------
                    (Address of Principal Executive Offices)

           Issuer's Telephone Number including Area Code: 817 675-4237

           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.0167

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2)has been subject to such filing requirements for the past 90 days.
            Yes         No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year......$17,527.........

Currently no trading market exists for the voting stock (6,571,229 shares) held by non-affiliates of the Registrant on September 30, 2001. The number of shares outstanding of the Registrant's common stock on September 30, 2000, was 10,648,182 shares. On September 30, 2001, the Company had 10,813,182 shares outstanding. Current number of shares outstanding as of August 16, 2002 is 39,330,582 which includes the acquisition of Local Telecom Systems, Inc. - See Subsequent Events in Item 1.

                              TABLE OF CONTENTS


PART I.......................................................................1
      Item 1.   Description of Business......................................1
            (a) Business Development.........................................1
            (b) Business of Issuer...........................................3
      Item 2.   Description of Property......................................7
      Item 3.   Legal Proceedings............................................7
      Item 4.   Submission of Matters to a Vote of Security Holders..........7

PART II......................................................................7
      Item 5.   Market for Common Equity and Related Stockholder Matters.....7
            (a) Market Information...........................................7
            (b) Holders......................................................8
            (c) Dividends....................................................8
      Item 6.   Plan of Operations..........................................10
      Item 7.   Financial Statements........................................13
      Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................14

PART III....................................................................14
      Item 9.   Directors, Executive Officers, Promoters and Control
                Persons.....................................................14
      Item 10.  Executive Compensation......................................15
      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management..................................................15
      Item 12.  Certain Relationships and Related Transactions..............16
      Item 13.  Exhibits and Reports on Form 8-K............................17

INDEX TO EXHIBITS...........................................................19

                                    PART I

Item 1.   Description of Business

(a) Business Development

Local Telecom Systems, Inc. (the "Company" includes references for predecessors and subsidiaries unless indicated otherwise) was organized on February 19, 1969, as a corporation under the laws of the State of Nevada, under the name of International Royalty & Finance Co. for the general purpose of engaging in exploration for oil and gas, and on December 23, 1971, the name of the Company was changed to International Royalty & Oil Co. (IROC). Again on July 10, 1996, the Company changed its name to Signature Motorcars, Inc., in anticipation of entry into the car rental business; however, the anticipated merger was never consummated. In 1997, the Company shifted its activities back to its former direction of acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries. However, with the decline of oil and gas prices in 1998, the Company began evaluating opportunities in other industries. On February 22, 2002 the Company entered into a merger agreement with Local Telecom Systems, Inc. and changed its name to Local Telecom Systems, Inc. See Item 4 "Submission of Matters to Security Holders" for additional information.

During the period from October 1, 1995, to September 30, 1999, the Company conducted minimal business, received nominal income and had minimal assets or liabilities. The Company had limited activity during this period of time.

The Company discontinued its oil and gas operations in 1999 and continued to divest itself of all oil and gas working interest holdings during fiscal years 2000 and 2001. The Company maintained its Canadian royalty interests and acquired several small royalty interests in Texas. These royalty interests were conveyed into International Royalty & Oil Co., a subsidiary, on February 22, 2002.

From October 1, 1999, through September 30, 2001, the Company was involved in raising working capital through the issuance of its common stock and the diversification of its asset base while positioning itself for a merger.

During its fiscal years ended September 30, 2000 and 2001, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company did subsequent to the end of the fiscal year ended September 30, 2001, enter into a merger agreement with Local Telecom Systems, Inc. as well as effect a partial distribution of the Company's assets - See following section "Subsequent Events" and "Former Subsidiaries" for additional information.

The Company, now known as Local Telecom Systems, Inc. (LTSI), offers local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

LTSI purchases phone services from the incumbent local exchange carrier ("ILEC") at deep discounts (currently up to 26%) and resells the service on a prepaid basis at a premium, allowing attractive profit margins. The markets are households without phone service due to lack of credit history or a poor credit history, and/or the inability to pay a deposit.

LTSI is a flat rate service provider with a customer base of approximately 1,200 in Texas, New Mexico and Arizona. LTSI is not a measured service provider, which is when service is provided on a per call or minute basis. LTSI now has the licenses in place to expand into 42 more states for a total of 45 states plus the District of Columbia. See Item 1(b) "Business of Issuer" for additional information.

Subsequent Events

During the spring of 2001 management of the Company began meeting with Local Telecom and initiated its due diligence process. During this due diligence process Local Telecom was seeking to acquire licenses for additional states for expanding their service area. A special meeting of stockholders was held on February 22, 2002, at which holders of a majority of the outstanding common stock of the Company voted to approve the merger with Local Telecom Systems, Inc. The terms of the merger approved at the meeting were: (1) to change the name of the Company to Local Telecom Systems, Inc.; (2) effect a reverse stock split on the outstanding common stock on a four-for-five (4-for-5) basis which reduced the number of outstanding common shares from approximately 15,000,000 to 12,000,000; and (3) approve the issuance of up to 27,335,854 restricted common shares for the acquisition of the property, rights, privileges, licenses, agreements, tariffs, leases and up to 11,374,146 restricted shares allocated for the future funding of Local Telecom Systems, Inc. See Item 4 Submission of Matters to Security Holders for additional information.

From April 18, 2002 until August 15, 2002 the Company was working with the principles in the preparation of the various license agreements held in 42 states and documenting the transfer of these rights in compliance with state and federal laws.

August 15, 2002 was the effective date of this acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they convey the property, rights, privileges, agreements, tariffs and the 42 license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company's common stock.

At the same shareholders' meeting held on February 22, 2002, the holders of majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company's four wholly owned subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company's common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company now has 100,000,000 shares authorized for issuance, 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.

The following is a division of the assets of the Company to the subsidiaries:

Former Subsidiaries:

International Royalty & Oil Co.
The IROC patented enhanced oil recovery "EOR" process, Canadian oil and gas royalty interests, Texas oil and gas royalty interests and stock held in two small resource companies. In 1999 the Company organized a wholly owned subsidiary, International Royalty & Oil Co., a Nevada corporation, for the purpose of maintaining the patent rights for the IROC EOR Process, Canadian oil and gas royalty interests, Texas oil and gas royalty interests and stock held in two small resource companies.

Signature Financial Services, Inc.
Broadband Wireless International Corporation $50,000 promissory note, promissory note with collateral being oil and gas leases covering approximately 1,500 acres located in Upton County, Texas and a Gulf Coast Seismic Database covering South Louisiana and Southeast Texas. In 2000 the Company organized a wholly owned subsidiary, Signature Financial Services, Inc., a Nevada corporation, for the purpose of segregating its financial transactions and investment portfolio. The assets of Signature Financial Services, Inc. are two Promissory Note Receivables. During the first quarter of the fiscal year 1999/2000, the Company did a joint venture and secured financing for the acquisition of an approximately 1,500 acre oil and gas lease in Upton County, Texas through a loan of $151,000 bearing 10% simple interest. In March of 2000 the Company loaned to BroadBand Wireless International Corporation (BBAN) of Oklahoma City, Oklahoma, $50,000 at 10% simple interest. BBAN is the subject of Chapter 11 Bankruptcy proceedings.

Signature Healthcare, Inc.
In 2001 the Company organized a wholly owned subsidiary, Signature Healthcare, Inc., a Nevada corporation, for the purpose of entering into the custom medical packaging industry through the acquisition of National Healthcare, Inc. of Montour Falls, New York. National Healthcare, Inc. owns and operated a facility for the ophthalmology health field. On August 24, 2001, Signature Healthcare, Inc. entered into an agreement with National Healthcare, Inc. of New York. The stipulated terms of the agreement were not met by December 31, 2001. From August 24, 2001 until December 31, 2001 Signature Healthcare, Inc. raised $100,000 through the placement of 200,000 shares of its restricted common stock from one accredited investor. Signature Healthcare also arranged working capital loans for approximately $150,000. Negotiations are in progress with the principles of National Healthcare, Inc. and related entities to resolve these issues and create an ongoing business.

Cumberland Continental Corp.
Note receivable of $150,000 from Telkin Sheetmetal, Inc., secured by contract retainage and bearing 9% simple interest.

(b) Business of Issuer

The Company raised $583,984 in working capital during 2000 and 2001 through the issuance of its common stock to primarily accredited investors and less than 25 non-accredited investors, and diversified its asset base prior to the merger with LTSI previously noted in this section.

LTSI is a local telephone service reseller with an acquired three-year-old customer base in Texas, New Mexico and Arizona. LTSI has the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states. The following are brief highlights of LTSI business:

      Experience - LTSI management has been in the prepaid industry since 1997 shortly after the passage of the Telecommunications Act of 1996 and has years of experience in the prepaid local telephone reseller niche, primarily the Hispanic market. LTSI also has consulting contracts with individuals that have extensive communications experience.

      Hispanic Market - The Hispanic market has a higher growth rate than other demographic sectors, unusual brand loyalty, and twice the national average propensity for prepaid telephone service.

      Economics - The prepaid telephone service reseller business has attractive margins, minimal capital expense and minimal bad debt. LTSI acquires heavily discounted telephone service from the incumbent local exchange carriers, such as Southwestern Bell, Bell South, Sprint, Verizon and Qwest and charges premium rates yielding above average profit margins. Additionally, customers must pay prior to receiving service, thereby mitigating bad debts.

      Regulatory Approvals - LTSI possesses regulatory approval to sell and provide local and long distance phone service in 45 states plus the District of Columbia. This nationwide "footprint" affords LTSI an advantage over many competitors, as it is a very arduous and time-consuming process to acquire approvals from each state's Public Utility ("PUC") Commission and Secretary of State. The footprint allows LTSI flexibility in terms of market selection and service deployment. LTSI is not licensed in Arkansas, Missouri, Oklahoma, Alaska and Hawaii.

Risk Factors

Termination of License/Certificate - Failure to pay Utility Tax, Line Charge or license fees in the states in which we operate would result in a termination of LTSI's license and/or certificate within the state. Unauthorized change in service provider, known as "Slamming", would also terminate a license or certificate to do business as a reseller of local phone service. Although the Company does not intend on allowing any of these events to occur, if any do occur, the Company would be prohibited from engaging in the local telephone service market, which would have a material adverse effect on the Company.

Dependence on Third Parties - The Company depends on many consultants, vendors and suppliers to conduct business. For example, the Company uses a billing service to mail the monthly invoices to our customers and the Company also uses a telemarketing company for subscribing new customers during an advertising campaign. LTSI is not equipped with the necessary personnel or equipment to handle either of these services and is therefore dependent to outsource these types of services. A loss of any one of these third parties would significantly disrupt our operations.

Dependence Upon Management - The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, Tracey Norris and William Miertschin. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.

Incumbent Local Exchange Carrier (ILEC) - The Company purchases phone lines from the ILEC at a discount and resells the lines on a prepaid basis; however, the ILEC companies could offer those same lines to our customers. For the most part the ILECs are not interested in this market and have set their pricing and restrictions to exclude most of our target market. However, ILECs may compete directly with the Company, which would drastically increase competition and likely impair our business.

Incumbent Based Operation - We are a resale based operation and not a facility based operation and therefore any Acts of God, Terrorist acts or Union Strikes that cause phone service to be interrupted will result in our total dependence on our ILEC provider to restore operations in a timely fashion. Poor service provided by our ILEC could result in the loss of customers to our Company.

The Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect our Financial Results - Many competitive local exchange carriers and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on the Company's financial stability, may diminish its ability to obtain further working capital and may adversely affect the willingness of potential customers to move their communications services to a competitive local carrier like Local Telecom Systems, Inc.

Competition and Markets

The telecommunications industry is highly competitive. The Company believes that the principal competitive factors affecting its business are pricing levels and clear pricing policies, customer service, accurate billing and, to a lessor extent, variety of services. The Company's ability to compete effectively depends upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe we must be in a position to reduce our prices in order to meet reductions, in rates, if any, by others. Any such reductions could materially adversely affect us. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than we do or expect to have in the near term.

Telephone service providers like LTSI are subject to competition from other providers including those incumbent local exchange carriers from which LTSI purchases phone lines. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can offer telephone services to LTSI subscribers. The Act contemplates that various regulations will be promulgated by the Federal Communications Commission ("FCC") and state regulatory agencies to implement various parts of the Act, such as regulations setting out the procedures and methodologies for implementing and promoting competition in the telephone industry. The regulations could have a material adverse effect, and the Act does open the opportunity for others to be competitive for the same markets.

LTSI is initially targeting Hispanic households in the United States that currently do not have telephone service. This sector presents opportunity, as
Hispanics: are growing at a rate faster than the national average; tend to be brand loyal; have a higher than average number of residents in the home creating a need for service; have favorable feature and long distance use; and are easier to target market than other segments, as they tend to watch specific television programming formats and networks during less expensive time periods, allowing for reduced advertising costs. Other local exchange carriers that target this same sector include, but are not limited to, Smoke Signal, 4Aphone and ComSouth.

The Act of 1996 has significantly increased the level of competition in our local exchange markets. One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECS's), to permit competitive local exchange carriers, or CLEC's, including our Company, to purchase service from the ILEC for resale to CLEC customers and interconnect the CLEC's network with the ILEC's network. As a result, competition in the local exchange markets is expected to continue to increase.

Governmental and Other Regulations

LTSI is subject to regulation by the Public Utility Commission, FCC and each of the Utilities Boards in each state in which LTSI holds a license/certificate. LTSI operates our telephone businesses pursuant to license/certificates and various rules and regulations promulgated by these agencies. Although not anticipated to occur, these agencies have the authority to terminate LTSI's right to provide services if they fail to comply with those rules and regulations.

Agencies, like the FCC, require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC's regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

Under the Telecommunications Act, any entity, including cable television companies, electric and gas utilities may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act, LTSI is subject to numerous federal and state policy rulemaking proceedings and judicial review. There is still uncertainty as to what impact such legislation will have on us.

The Telecommunications Act is intended to increase competition. This Act was designed to open the local services market by requiring incumbent local carriers to permit interconnection to their networks and establishing incumbent local carriers' obligations with respect to:

      Reciprocal Compensation. Requires all local exchange carriers to complete calls originated by competitive local exchange carriers under reciprocal arrangements at prices based on tariffs or negotiated prices.

      Resale. Requires all incumbent local carriers and competitive local carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local carriers are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent local carrier in the wholesale offering.

      Interconnection. Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, co-location of the requesting carrier's equipment in the incumbent local carriers' premises must be offered, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to co-location.

      Number Portability. Requires all incumbent local carriers and competitive local carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

      Dialing Party. Requires all incumbent local carriers and competitive local carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory listing, with no unreasonable dialing delays.

      Access to Rights-of-Way. Requires all incumbent local carriers and competitive local carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent local carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local carriers remain subject to interconnection obligations established by the FCC and state telecommunications regulatory commissions.

Personnel

As of September 30, 2001, the Company did not have any full time employees; however, the Company does retain personnel for its stock transfers and administrative services. The president and the secretary, under the direction of the Board of Directors, performed the daily operations of the Company until the merger became effective with Local Telecom Systems, Inc. on August 15, 2002. The Company now has nine (9) full time employees plus both full and part-time consultants.

Item 2.  Description of Property

On September 30, 2001 the Company held certain assets that consisted primarily of Notes Receivables, Seismic Library, small oil and gas overrides and patented oil recovery process. These assets were distributed to its wholly owned subsidiaries subsequent to September 30, 2001. For additional information: See
Item 1. "Description of Business - Former Subsidiaries."

Subsequent to the end of the fiscal year ended September 30, 2001 the Company transferred all of its assets to the subsidiaries upon entering into an agreement to merge with Local Telecom Systems, Inc. (LTSI).

LTSI corporate offices are located at 3537 West 7th Street, Suite 5, Fort Worth, Texas. These offices are leased by LTSI from Llewellyn Realty. The monthly rental payable by LTSI is $3,100. LTSI also pays the utilities and insurance. The office lease is a month-to-month lease.

LTSI believes that its real estate, buildings, and other improvements are adequate to conduct their businesses as conducted or proposed to be conducted on the date of this filing. LTSI also believes that its buildings and improvements have been maintained in good repair and condition, ordinary wear and tear with depreciation excepted. LTSI also believes the buildings and improvements are adequately insured. LTSI is not a hardware (facility) based telecommunications company. Equipment consists mainly of office furniture and equipment such as computers, telephone systems and fixtures. Value of said equipment is not material.

Item 3.  Legal Proceedings

As of September 30, 2001, there were no legal proceedings to which the Company was a party, and no litigation is known to be pending against the Company. However, subsequently the Company is pursuing a collection proceeding for the $50,000 loan made to Broadband Wireless International Corporation secured by a promissory note.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2001.

Subsequent to fiscal year end, holders of a majority (7,829,179 shares of 15,000,000 outstanding shares) of the Company's outstanding shares of common stock met at a special meeting of stockholders on February 22, 2002, and voted to approve the merger acquisition of Local Telecom Systems, Inc. (LTSI) and restructure the Company for that purpose with a four (4) shares for five (5) shares reverse stock split and the issuance of new shares for the acquisition of LTSI and related assets. At the same meeting it was also approved to distribute stock in each of the four wholly owned subsidiaries to the existing stockholders on a one (1) share for three (3) shares basis with no additional cost. All 7,829,179 shares voted for each matter and no shares voted against any matter and no shares abstained from voting on any matters.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information

Currently no trading market exists for the Company's shares, and no trading market existed for the voting stock (6,571,229 shares) held by non-affiliates of the Registrant on September 30, 2001. However, the Company's stock was trading on the over-the-counter market of the Electronic Bulletin Board until 1996. On September 30, 2001 the Company had 850,000 warrants outstanding to purchase 850,000 shares of the Company's common stock at an exercise price of 20 cents per share. Subsequent to the end of the fiscal year, 650,000 warrants were exercised at 20 cents per share prior to the pending merger with Local Telecom Systems, Inc. There are 200,000 warrants outstanding as of August 16, 2002, with an exercise price of 20 cents that expire on January 20, 2003.

On September 30, 2001 the Company had 10,813,182 shares issued and outstanding of which the Company believes it had 7,415,953 shares that could be sold pursuant to Rule 144 under the Securities Act of which 4,025,953 shares are held by officeres and directors. The Company also believes it has 538,400 shares not eligible for Rule 144 of the Securities Act on September 30, 2001 and all other shares are freely tradable.

On August 16, 2002 the Company had 39,330,582 shares issued and outstanding of which the Company believes it has 4,611,163 shares that can be sold pursuant to Rule 144 under the Securities Act of which 4,021,163 shares are held by officers and directors. The Company also for Rule 144 of the Securities Act on August 16, 2002 and all other shares are freely tradable.

(b) Holders

The approximate number of security holders of record of the Company's common stock on August 16, 2002, was 1,506. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

(c) Dividends

The Company has not declared a cash dividend or paid dividends in the past. However, in April 2002, the Company did effect a stock distribution of 5,217,179 restricted common shares of each of its subsidiary companies (International Royalty & Oil Co., Signature Healthcare, Inc., Signature Financial Services, Inc. and Cumberland Continental Corp.) on a one (1) share for three (3) shares pro rata basis to all of the Company's stockholders as of April 15, 2002. See
Item 1. "Description of Business" for "Subsequent Events" and "Former Subsidiaries", and Item 4. "Submission of Matters to a Vote of Security Holders."

Issuance of Unregistered Shares

During the year ended September 30, 2000, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On December 7, 1999 the Company issued 478,000 restricted common shares. Of these shares 378,000 were issued to its officers and directors for services (William R. Miertschin, Elizabeth Webb, Victoria Lucas, Ivan Webb, Howard Siegel) and 100,000 was issued to Bryan Gossett for consultant services regarding the oil and gas leases in Upton County, Texas. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On December 20, 1999 the Company sold 550,000 (at $0.20 per share) restricted common shares with warrants attached to purchase an additional 850,000 restricted common shares with an exercisable price of $0.20 per share to expire in January 2003. The Company received from this private placement of its common stock $90,000 in cash plus 100,000 shares of tradable shares in another public company valued at $20,000. These restricted shares were issued to three accredited investors in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On February 1, 2000 the Company sold 667,844 (at $0.20 per share) restricted common shares for $100,175 in cash and $33,399 for overrides on four oil and gas leases located in Comanche County, Texas. These restricted shares were issued to several accredited investors in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On February 29, 2000 the Company sold 1,335,500 (at $0.20 per share) restricted common shares for $267,100. These restricted shares were issued to less than 25 accredited investors in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On April 21, 2000 the Company sold 645,000 (at $0.20 per share) restricted common shares for $129,000. These restricted shares were issued to less than 10 accredited and non-accredited investors in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On December 7, 2000 the Company issued 628,000 restricted common shares. Of these shares 378,000 were issued to its officers and directors for services (William R. Miertschin, Elizabeth Webb, Victoria Lucas, Ivan Webb, Howard Siegel) and 150,000 was issued to Robert Anderson and 100,000 restricted shares to Robert Peterman for consultant services for an oil and gas project in South Texas and for services associated with the acquisition of a Coastal Seismic Library Database of South Louisiana and Southeast Texas. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

During the year ended September 30, 2001, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On April 2, 2001 the Company issued 165,000 restricted common shares for consideration to Benjamin Botello to extend a note for the Troell oil and gas lease located in Atascosa County, Texas. Of the 165,000 shares issued for this extension 15,000 were issued to Robin Ziek, a Houston, Texas attorney, for professional fees to prepare the legal documentation for the extension. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

Issuance of Unregistered Shares Subsequent to Fiscal Year End

Subsequent to the year ended September 30, 2001, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On October 25, 2001 the Company issued the following restricted shares of common stock to the following persons in exchange for their services: Karen Lee (10,000 shares), Robert Anderson (25,000 shares), Amber Smith (15,000 shares), J.V. Rhyne (10,000 shares), Benjamin Botello (45,000 shares), Barbara Williams (1,000 shares), Susie Hare (1,000 shares) and Melissa Eason (1,000 shares). The Company also sold to Dale Houlette, an existing shareholder, 25,000 restricted common shares for $5,000. All of these restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On December 7, 2001 the Company issued 228,000 restricted common shares as compensation to its officers and directors (William R. Miertschin, Victoria Lucas and Howard Siegel). These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On March 19, 2002 the Company issued 350,000 restricted common shares when Stephen Grosberg, an existing shareholder, exercised 350,000 warrants. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999, stated above. The exercise price was $0.20 per share and resulted in cash to the Company of $70,000. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On April 1, 2002 the Company issued 300,000 restricted common shares when Herbert Wolas, an existing shareholder, exercised 300,000 warrants. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999, stated above. The exercise price was $0.20 per share and resulted in cash to the Company of $60,000. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On February 15, 2002 the Company issued 2,719,818 restricted common shares for consulting services to Graford Communications Group and Copano Bay Associates, Texas general partnerships partially owned by Richard M. Hewitt, a director, and two accredited investors, for the acquisition and for providing funding arrangements for the merger with Local Telecom Services, Inc. These consulting services received only restricted shares for compensation. These restricted shares were issued in reliance on the exemption from registration including, but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

In addition, prior to the merger with LTSI, on April 15, 2002, the Company made unregistered distributions in the form of stock dividends to the existing common shareholders of the Company of common stock of Signature Healthcare, Inc., Signature Financial Services, Inc., Cumberland Continental Corporation and International Royalty and Oil Co., Inc., each of which were originally wholly owned subsidiaries. In each instance, 5,217,179 shares of stock were issued to the existing shareholders of the Company at no additional cost. The Company has been advised that these unregistered distributions may be exempt from registration and that the Company may have some contingent liability for the distributions as a result. The Company received no funds as a result of the distributions.

On April 18, 2002 the Company made effective the 4-for-5 reverse stock split and allocated 27,335,584 restricted common shares for the acquisition of all property, rights, privileges, leases of LTSI which became effective on August 15, 2002 and allocated 11,374,416 restricted common shares for funding the merged entity. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in paragraphs 2 through 12 above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

Item 6.  Plan of Operations

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act, and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

General Discussion

Management views the decision, subsequent to September 30, 2001 fiscal year end, to disburse certain assets to its subsidiaries and the merger/acquisition with Local Telecom Systems, Inc. as a positive step toward building tangible value for the Company's shareholders. This decision was made following several years of searching and evaluating potential companies for merger or acquisition. The primary focus of the Company was to seek a private company with an established proven business record that had an upside potential. Management believes Local Telecom Systems, Inc. meets these criteria.

Following fiscal year end, September 30, 1999, the Company initiated limited sales of its unregistered common stock to raise working capital through the sale of its common stock to primarily accredited investors. The Company sold 3,098,347 shares of common stock at $0.20 per share to accredited investors and not more than 20 non-accredited investors for the fiscal year ended September 30, 2000. These proceeds were utilized to change the direction and streamline the operations of the Company.

The Company divested all of its oil and gas working interest properties in 2000 that were previously written off as discontinued operations in 1999. The Company acquired four small overriding royalty interests in oil & gas leases located in Comanche County, Texas. Also in early 2000 the Company financed a portion of the joint venture acquisition of a (approximately) 1,500-acre oil and gas lease in Upton County, Texas. Also in 2000 the Company made the appropriate filings and payments to maintain its patent rights to the IROC EOR process initially filed in 1992. The IROC EOR process is reported with no value, having been written off in the year ending September 30, 1996, but this process could be of significant value in the future.

In 2000 the Company acquired the rights to a large seismic database primarily covering a significant portion of the coastal area of Louisiana and Southeast Texas with over 150,000 miles of seismic lines known as the "Coastal Seismic Library Database of South Louisiana and Southeast Texas". The Company is negotiating a potential sale of this database.

The Company entered into two financial transactions in 2000. It loaned $150,000 to Telkin Sheetmetal, Inc., secured by contract retainage and bearing 9% simple interest. Telkin has made interest payments on this loan as agreed with a maturity date of December 30, 2002. In March of 2000 the Company loaned to BroadBand Wireless International Corporation $50,000 at 10% simple interest. The Company was a stockholder of BroadBand at the time of the loan, and BroadBand made partial interest payments on the loan. The Company is currently pursuing collection of its loan to BroadBand. See Item 3, Legal Proceedings and Notes to Financial Statements.

During 1999 through 2001 the Company organized four wholly owned subsidiaries, International Royalty & Oil Co., Signature Financial Services, Inc., Signature Healthcare, Inc. and Cumberland Continental Corp., in anticipation of pending acquisitions and business diversification.

On August 24, 2001, Signature Healthcare, Inc. entered into an agreement with National Healthcare, Inc. of New York, a custom medical and surgical packaging company. The stipulated terms of the agreement were not met by December 31, 2001. However, subsequent to the end of the fiscal year end Signature Healthcare, Inc. raised $100,000 through the placement of 200,000 shares of its restricted common stock from an accredited investor. Signature Healthcare also arranged working capital loans totaling approximately $150,000. As August 16, 2002 the asset acquisition of the medical packaging facility has not been consummated. Negotiations are still in progress with the principles of National Healthcare, Inc. and related entities to resolve these issues and create an ongoing business.

Local Telecom Systems, Inc.

As a result of the Company's merger with LTSI, the Company business, as of August 15, 2002, consists of providing local telephone service. LTSI and the Company entered into a merger agreement where the Company would be the surviving corporation with a name change to Local Telecom Systems, Inc. (LTSI).

LTSI has increased its cash requirements through the expansion of its services in 42 additional states and District of Columbia. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base from 1,200 to over 9,000 within the next twelve months. A funding campaign to raise approximately $2,000,000 in working capital is planned during the next few months, through debt and/or equity financing. The Company's cash flow projections indicate an initial funding of $2,000,000 in working capital would be sufficient to carry the Company forward without additional funding other than returning profits back into expanding the business.

During the second year of operations following the funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000.

Assets & Liabilities

The Company's current assets as of September 30, 1999, 2000 and 2001, were $122, $177,056 and $161,389 respectively. This dramatic change in the increase in current assets is directly related to the working capital raised through the private placement of the Company's common stock in the fiscal year ended September 30, 2000 and the Company's successful investments. Of the current assets for both fiscal years 2000 and 2001, the $150,000 note receivable from Telkin Sheetmetal is recorded.

The Company has Other Assets totaling $24,447, $265,275 and $240,275 for fiscal years ended September 30, 1999, 2000 and 2001, respectively, consisting of Discontinued Operations for 1999 and Seismic Library and Notes Receivable for the years 2000 and 2001. The Coastal Seismic Library of South Louisiana and Southeast Texas for $64,275 and the Notes Receivable of $201,000 consist of $151,000 related to oil and gas leases in Upton County, Texas, and $50,000 to BroadBand Wireless International Corporation.

Total Assets of the Company have also increased dramatically from $24,569 on September 30, 1999, to $411,929 on September 30, 2000, and $409,567 on September 30, 2001. This large increase in total assets as reported in this section is directly related to the private placement of its common stock to raise the working capital to initiate operations.

The Company's liabilities on September 30, 1999, were $36,992 for accounts payable and accrued liabilities that were primarily owed to the Company's president for salaries and expenses. On September 30, 2000 and 2001, the Company did not have any liabilities.

Liquidity and Capital Resources

The Company raised $583,984 in working capital during the fiscal years ended September 30, 2000 and 2001 through the issuance of its common stock primarily to accredited investors and less than 25 non-accredited investors. As of September 30, 2001 the Company did not have any liabilities and had current assets of $161,389. Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations.

As a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity and/or debt financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states plus District of Columbia acquired on August 15, 2002.

Income

The Company only had one income producing property on September 30, 2000, and September 30, 2001, a small Canadian override which generated $489 for 2001 and $573 for 2000. During the fiscal year ended September 30, 1999, the Company reported all of its oil and gas operations as discontinued operations. As a subsequent event the Company transferred all oil and gas related activities to a wholly owned subsidiary, International Royalty & Oil Co.

The Company did report interest income from its loans to Telkin Sheetmetal and loan to an individual for oil leases - reporting $20,105 for 2001, $12,801 for 2000, and no interest income was earned in 1999.

Expenditures

The Company's expenditures for the fiscal year ended September 30, 1999, were $41,934 for General and Administrative Expenses. During the fiscal year ended September 30, 2000, the Company incurred legal and accounting fees ($37,751) to position the Company for a merger/acquisition. Each of the expenditure categories declined in the fiscal year ended September 30, 2001, as fees required to maintain the Company in an appropriate manner to seek a merger and/or acquisition partner declined also. During fiscal year 2000, in order to conserve working capital, the Company issued 478,000 common restricted shares in lieu of cash for services. These shares were issued to directors, officers and consultants based at a value of $92,844. During fiscal year 2000, in order to conserve working capital, the Company issued 793,000 common restricted shares in lieu of cash for services. These shares were issued to directors, officers and consultants based at a value of $157,165. See Financial Statements and Consolidated Statement of Changes in Stockholders' Equity.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 5 to Financial Statements for additional disclosure.

Net Income (Loss)

The Company incurred a Net Loss of $45,129 for the year ended September 30, 1999, and a Net Loss of $218,166 and $202,297 for the years ended 2000 and 2001. These losses are attributable to the amount of expenditures incurred seeking and preparing the Company for a merger and/or acquisition partner. The net loss was greater in the year ended September 30, 2000 as more compliance and consulting work was performed during this period compared to the following year.

Item 7.  Financial Statements

The financial statement information for LTSI is set forth immediately following the signature page of this Form 10KSB. See the Financial Statements attached hereto beginning on page F-1.

CLYDE BAILEY P.C.
--------------------------------------------------------------------------------
                                                    Certified Public Accountants
                                                        10924 Vance Jackson #404
                                                        San Antonio, Texas 78230
                                                            (210) 699-1287(ofc.)
                                            (888) 699-1287  (210) 691-2911 (fax)

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders
Signature Motorcars Inc.

We have audited the accompanying balance sheet of Signature Motorcars Inc. ("Company") as of September 30, 2001 and 2000 and the related statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.



/s/ Clyde Bailey
Clyde Bailey
Certified Public Accountant


April 10, 2002
San Antonio, Texas

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                           Consolidated Balance Sheets
                        As of September 30, 2001 and 2000




                                   A S S E T S
                                   -----------
                                                       2001           2000
                                                   -------------  -------------
Current Assets:
    Cash and cash equivalent                        $      1,940   $     27,056
    Note Receivable                                      150,000        150,000
    Accrued Interest Receivable                            9,449              -
                                                   -------------  -------------
       Total Current Assets                              161,389        177,056

Investments, at Market Value                               2,904         13,248

Fixed Assets:
    Furniture and office equipment,                        7,361          9,464
       net of accumulated depreciation of
       $3,154 for 2001 and $1,052 for 2000
                                                   -------------  -------------
       Total Fixed Assets                                  7,361          9,464

Other Assets:
    Seismic Library                                       64,275         64,275
    Note Receivable                                      176,000        201,000
                                                   -------------  -------------
       Total Other Assets                                240,275        265,275

       Total Assets                                 $    411,929   $    465,043
                                                   =============  =============











     The accompanying notes are integral part of the financial statements.

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                           Consolidated Balance Sheets
                        As of September 30, 2001 and 2000



        L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y
        --------------------------------------------------------------

                                                       2001           2000
                                                   -------------  -------------
Current Liabilities
    Accrued Expenses                                           -              -
                                                   -------------  -------------
       Total Current Liabilities                               -              -


Stockholders' Equity
    Preferred Stock, par value $.10 per share                  -              -
       authorized 1,000,000 shares, no shares outstanding
    Common Stock,                                        199,505        186,262
       par value $.0167 per share,
       authorized 100,000,000 shares;  11,126,182 and
       11,919,182 shares issued and outstanding
    Additional Paid-In Capital                         8,149,833      8,005,911
    Accumulated other comprehensive income               (11,934)        (1,590)
    Accumulated Deficit                               (7,925,475)    (7,723,178)
                                                   -------------  -------------
       Total Stockholders' Equity                        411,929        467,405

       Total Liabilities and Stockholders' Equity   $    411,929   $    467,405
                                                   =============  =============

















    The accompanying notes are integral part of the financial statements.

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                     Consolidated Statement of Operations
            For the Years Ended September 30, 2001, 2000, and 1999





                                                         2001          2000
                                                      -----------   -----------

Revenues                                               $        -    $        -

Legal and Professional Fees                                 8,857        37,751
Depreciation                                                2,103         1,052
Consulting                                                157,165        92,844
Salaries, Wages, and Transfer Agent Fees                   39,916        62,750
Selling, general and administrative expenses               15,120        62,305
                                                      -----------   -----------
     Operating Income (Loss)                             (223,161)     (256,702)

Other Income (Expense):
    Interest (expense)                                          -        (5,400)
    Interest income                                        20,105        12,801
    Other Income (expense)                                    270        30,562
                                                      -----------   -----------
     Other Income, net                                     20,375        37,963
                                                      -----------   -----------
Loss from Continuing Operations                          (202,786)     (218,739)

Discontinued Operations                                       489           573
                                                      -----------   -----------
     Net Income (Loss)                                 $ (202,297)   $ (218,166)
                                                      ===========   ===========
     Net Income (Loss) per share                       $    (0.02)   $    (0.18)
                                                      ===========   ===========
     Weighted average shares outstanding               11,679,682     9,501,077
                                                      ===========   ===========











   The accompanying notes are integral part of the financial statements.

                                 Local Telecom Systems Inc.
                             (formerly Signature Motorcars Inc.)
                  Consolidated Statement of Changes in Stockholders' Equity

                                                                          Accumulated
                                                               Additional      other                         Total
                                            Common Stock         Paid-In    Comprehensive  Accumulated  Stockholders'
                                         Shares      Amount      Capital       Income        Deficit        Equity
                                        ---------   --------   ----------   -------------  -----------  -------------
Balance September 30, 1998              6,398,835    106,861    7,442,102        (69,260)  (7,459,883)       89,080

   Stock Issued for Accounts Payable      750,000      12,525      (5,025)                                    7,500

   Stock Issued for Services              261,000       4,813     (70,687)        69,260                      3,386

   Stock Issued for Cash                   40,000         668       1,332                                     2,000

   Net Loss                                                                                   (45,129)
                                        ---------    --------  ----------   -------------  -----------  -------------
Balance September 30, 1999              7,449,835     124,867   7,367,722              -   (7,505,012)      (12,423)

   Stock Issued for Cash                3,098,347      51,742     532,242                           -       583,984

   Stock issued for Assets                100,000       1,670      18,330                           -        20,000

   Stock Issued for Services              478,000       7,983      87,617                                    95,600

   Comprehensive (Loss):                                           (1,590)                     (1,590)
   Net Loss                                     -           -           -              -     (218,166)     (218,166)
                                        ---------    --------  ----------   -------------  -----------  -------------
Balance September 30, 2000             11,126,182     186,262   8,005,911         (1,590)  (7,723,178)      467,405

   Stock Issued for Services              793,000      13,243     143,922                                   157,165

   Comprehensive (Loss):                                          (10,344)       (10,344)
   Net Loss                                     -           -           -                    (202,297)     (202,297)
                                        ---------    --------  ----------   -------------  -----------  -------------
Balance September 30, 2001             11,919,182    $199,505  $8,149,833        (11,934) $(7,925,475)   $  411,929
                                        =========    ========  ==========   =============  ===========  =============








          The accompanying notes are integral part of the financial statements.

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                      Consolidated Statement of Cash Flows
             For the Years Ended September 30, 2001, 2000, and 1999

                                                      2001         2000         1999
                                                  ------------ ------------ ------------
Cash Flows from Operating Activities:

    Net Income (Loss)                             $  (202,297) $  (218,166) $   (45,129)

    Operating expenses not requiring use of cash:
       Depreciation expense                             2,103        1,052            -
       Stock Issued for Services                      157,165       92,844        3,386
       Accrued Expenses                                     -      (36,992)      39,692
       Accrued Interest Receivable                     (7,087)           -            -

    Net (increase) decrease in operating assets
       and liabilities                                152,181       56,904       43,078
                                                  ------------ ------------ ------------
Net Cash (Used in) Provided by Operating Activities   (50,116)    (161,262)      (2,051)

Cash Flows from Investing Activities:

    Advances of Notes Receivable                       25,000     (351,000)           -
    Seismic Library                                                (64,275)           -
    Sale of Marketable Securities                                    2,800            -
    Disposal of Discontinued Assets                                 24,447            -
    Purchase of property and equipment                     -       (10,516)           -
                                                  ------------ ------------ ------------
Net Cash Used in  Investing Activities                25,000      (398,544)           -

Cash Flows from Financing Activities:

    Common Stock                                           -       586,740        2,000
                                                  ------------ ------------ ------------
Net Cash Provided by Financing Activities                  -       586,740        2,000

Net Increase (Decrease) in Cash                      (25,116)       26,934          (51)

Cash -Beginning of year                               27,056           122          173
                                                  ------------ ------------ ------------
Cash -End of year                                 $    1,940   $    27,056  $       122
                                                  ============ ============ ============
Supplementary Disclosure:
       Cash Paid for Interest                              -         5,400            -
       Cash Paid for Taxes

Non-cash transactions:
       Shares Issued for Services                $   157,165  $     $2,844  $     3,386
       Shares Issued for Assets                            0  $     20,000  $         -

       The accompanying notes are integral part of the financial statements.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Description of Business

Local Telecom Systems Inc. (formerly Signature Motorcars, Inc.) (the "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name to be changer to Local Telecom Systems, Inc.

During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations that was reported previously was disposed in 2000. The Company has had nominal revenues from oil and gas activities that is shown as income from discontinued operations.

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

The Company has suffered continuing net losses from operations that raise substantial doubt about its ability to continue as a going concern. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern.

                           Principles of Consolidation

The Company has four wholly owned subsidiaries that are inactive as of September 30, 2001. The Company plans merger activities with these subsidiary's in the coming year. There has been no operations in these subsidiaries to date. A brief description of the subsidiaries are as follows:

On July 22, 1999 the Company formed International Royalty & Oil Co. for the purpose of engaging in oil and gas operations. The president of this entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc. however the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

On July 29, 2000 the Company formed Signature Financial Services, Inc. for the purpose of engaging in financial matters and to assist in funding its sister companies projects. The president of Signature Financial Services, Inc. is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc. however the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On June 22, 2001 the Company formed Cumberland Continental Corp. in anticipation of a potential merger which has not been consummated at this time.
The president of this newly formed entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc. however the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On September 19, 2001 the Company formed Signature HealthCare, Inc. for the purpose of packaging healthcare single ready to use package for the ophthalmology health field. The president of this newly formed entity is William
R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc. however the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

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

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                             Property and Equipment

Property and equipment is stated at cost. Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are: building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years. Depreciation expense in the amount of $2,103 and $1,052 has been recognized for the years ended September 30, 2001 and 2000 respectively.

                         Impairment of Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

2. COMMON STOCK

The Company has 100,000,000 common shares authorized with a par value of $0.0167 of which 11,919,182 are issued and outstanding as of September 30, 2001. The Company also has 1,000,000 preferred shares authorized with a par value of $0.10 of which no shares are issued and outstanding.

As of September 30, 2001 the Company had 850,000 warrants outstanding to purchase 850,000 restricted common shares at an exercise price of $0.20 per share. Subsequent to the end of the fiscal year ended September 30, 2001 650,000 warrants were exercised causing the issuance of 650,000 restricted common shares. The remaining 200,000 warrants have an expiration date of January 20, 2003.

During the year ended September 30, 2000, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On December 7, 1999 the Company issued 478,000 restricted common shares. Of these shares 378,000 were issued to its officers and directors for services and 100,000 was issued to a consultant for services regarding an oil and gas leases in Upton County, Texas.

On December 20, 1999 the Company issued 550,000 (at $0.20 per share) restricted common shares with warrants attached to purchase an additional 850,000 restricted common shares with an exercisable price of $0.20 per share to expire in January 2003. The Company received from this private placement of its common stock $90,000 in cash plus 100,000 shares of tradable shares in another public company valued at $20,000.

On February 1, 2000 the Company issued 667,844 (at $0.20 per share) restricted common shares for $100,175 in cash and $33,399 for overrides under four oil and gas leases located in Comanche County, Texas.

On February 29, 2000 the Company issued 1,335,500 (at $0.20 per share) restricted common shares for $267,100. On April 21, 2000 the Company issued 645,000 (at $0.20 per share) restricted common shares for $129,000.

On December 7, 2000 the Company issued 628,000 restricted common shares. Of these shares 378,000 were issued to its officers and directors for services and 250,000 was issued to consultants for an oil and gas project in South Texas and for fees associated with the acquisition of the Coastal Seismic Library Database of South Louisiana and Southeast Texas.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

During the year ended September 30, 2001, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On April 2, 2001 the Company issued 165,000 restricted common shares for consideration to extend a note for the Troell oil and gas lease located in south Texas. Of the 165,000 shares issued for this extension 15,000 were issued for professional fees to prepare the legal documentation for the extension.

3. RELATED PARTY TRANSACTIONS

The Company has significant relation with the President and principal shareholder, William R. Miertschin in the form of salary and expenses.

4. INCOME TAXES

At September 30, 2001, the Company had net operating loss carryforwards totaling approximately $7,600,000 available to reduce future taxable income through the year 2021. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

5. NOTES RECEIVABLE

The Company holds three notes receivable for funds advanced. They consist of the following:

Notes Receivable dated December 30, 2000 in the amount of $150,000 due December 30, 2002 from Telkin Sheetmetal Inc. The note carries an interest rate of 9% and calls for interest to be paid quarterly. The note is current as of September 30, 2001.

Note Receivable dated March 31, 2000 in the amount of $50,000 that was due on demand from Broadband Wireless International Corporation (Broadband). The note carries an interest rate of 10% and calls for interest to be paid quarterly. Although Broadband is in Chapter 11 Bankruptcy, the Company and their counsel believes the note is collectable from the note holder.

Note Receivable dated February 3, 2000 in the amount of $126,000 that is due February 3, 2003 from Bryan Gossett. The note carries and interest rate of 10% and calls for interest to be paid at maturity. The Company had loaned Mr. Gossett the funds to purchase some oil leases and believes the note is fully collectable.

6. COMMITMENTS AND CONTINGENCIES

                          Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. The Company has not incurred losses related to its cash.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

7. SUBSEQUENT EVENTS

During the spring of 2001 management of the Company began meeting with Local Telecom Systems, Inc. (Local Telecom) and initiated its due diligence process. During this due diligence process Local Telecom was seeking to acquire licenses for additional states for expanding their service area. A meeting was held on February 22, 2002 by a majority of the shareholders of the Company to approve the merger of Local Telecom. Of the 15,000,000 shares currently outstanding, 7,829,179 were present at the meeting, representing a quorum. The terms of the merger approved at the meeting were:

            1.    Signature Motorcars, Inc. shall be the surviving corporation.
            2. All the property, rights, privileges, leases, of Local Telecom Systems, Inc. will be transferred to Signature Motorcars, Inc., the survivor for 38,710,000 shares of Signature's common stock.
            3.    The name was to change to Local Telecom Systems, Inc.
            4. A four for five share reverse stock split lowering the number of shares from 15,000,000 to 12,000,000 shares outstanding.
            5.    Effective date to be April 18, 2002.

Local Telecom Systems, Inc. (LTSI) is a local telephone service reseller with a three year old customer base in Texas, New Mexico and Arizona. LTSI recently acquired the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states.

Subsequent to September 30, 2001, the Company had a 4 for 5 reverse stock split with an effective date of April 18, 2002. Followed by a merger which requires the issuance of 38,710,000 restricted common shares.

Also subsequent to the year ended September 30, 2001, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On October 25, 2001 the Company issued 133,000 restricted common shares for cash and services. The Company sold 25,000 restricted common shares for $5,000 and issued 108,000 restricted common shares for services. The placement of 25,000 shares was to an existing shareholder that had previously purchased restricted stock from the Company.

                           LOCAL TELECOM SYSTEM, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

On December 7, 2001 the Company issued 228,000 restricted common shares to its officers and directors.

On March 19, 2002 the Company issued 350,000 restricted common shares when 350,000 warrants were exercised. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999, stated above. The exercise price was $0.20 per share and resulted in cash to the Company of $70,000.

On April 1, 2002 the Company issued 300,000 restricted common shares when 300,000 warrants were exercised. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999, stated above. The exercise price was $0.20 per share and resulted in cash to the Company of $60,000.

On February 15, 2002 the Company issued 2,719,818 restricted common shares for consulting services for the acquisition and for providing funding arrangements for the merger with Local Telecom Services, Inc. These consulting services received only restricted shares for compensation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements between the Company and its auditor, Clyde Bailey, P.C., San Antonio, Texas, regarding accounting and/or financial disclosure. On May 24, 2001 the Company filed a Form 8-K and an amended Form 8-KA filed on June 6, 2002 reporting the change in accountants from Jackson & Rhodes P.C. of Dallas, Texas to Clyde Bailey, P.C.

Jackson & Rhodes' reports on the Registrant's financial statements for the years ended September 30, 1998 and September 30, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Jackson & Rhodes' report included a paragraph that described conditions that raised substantial doubt about the Registrant's ability to continue as a going concern.

There have been no disagreements with Jackson & Rhodes on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant's most recent fiscal year or in the subsequent interim period through May 24, 2002 (the date of termination) which disagreement(s), if not resolved to Jackson & Rhodes' satisfaction, would have caused Jackson & Rhodes to make reference to the subject matter of the disagreement(s) in connection with its report.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following are the officers and directors of the Company as of August 16, 2002:

                                    Date First
      Name                    Age   Elected     Term        Position
      -------------------------------------------------------------------------
      William R. Miertschin   54    1997        1 year      President, CEO &
                                                            Director
      Tracey Norris           32    2002        1 year      Secretary &
                                                            Director
      Amber G. Smith          38    2002        1 year      Treasurer

      Richard M. Hewitt       64    2002        1 year      Director

William R. Miertschin, President, Chief Executive Officer, and Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. A 1972 graduate of the University of Texas at Austin, with a BA in Mathematics, he completed additional courses in petroleum engineering at the University of Texas of the Permian Basin in 1978. Beginning his oil and gas career in 1975, Miertschin served as an Engineer with the Baroid Division of NL Industries in Odessa, Texas. From 1977 to 1979, Mr. Miertschin was Drilling Supervisor for Gulf Oil Exploration and Production, being the first trainee to complete Gulf Oil's drilling and production engineering training program. Thereafter, he was employed with Mesa Petroleum (1979-1985) as Corporate Supervisor of Regulatory and Safety in Amarillo, Texas, and as Drilling Supervisor and Senior Drilling Engineer in Midland and Amarillo, Texas, managing Mesa's corporate drilling and completion operations for all of the Permian Basin Division, Texas Panhandle and Kansas. In 1986 he graduated from the Leadership Amarillo Program of the Amarillo Chamber of Commerce. A former member of the Society of Petroleum Engineers, Mr. Miertschin has served as an expert witness before the Kansas Corporation Commission (KCC) and the New Mexico Oil Conservation Commission (NMOCC) on regulatory affairs, drilling and completion, and analysis of potential production purchases. He also served on the Oil and Gas Advisory Committee to KCC to revise statewide rules in Kansas. Mr. Miertschin has been active in the oil and gas industry as an investor and operator, and has been in private practice as a consultant in the Dallas-Fort Worth area for the last fourteen (14) years. Since 1997, Mr. Miertschin has served as

President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities to facilitate the transition and reverse merger. Also, he is currently a Vice-President of the Dallas Safari Club.

Tracey Norris, Secretary, Director of Operations, and a Director of the Company since February 2002. Previously she served as Office Manager and Director of Operations of Local Telecom Service, LLC (a prepaid telephone resale company) since 1998. Before joining Local Telecom Service, LLC, Ms. Norris worked for Southwestern Bell in the Department of Resale Specialization. Between 1996 and 1998 Ms. Norris was trained in local resale telephone service including, but not limited to, order processing, order completion, and billing. Prior to 1996 Ms. Norris was Manager of Accounting for Twenty-First Century Connection and Research and Processing Department at Vought Heritage Federal Credit Union, Grand Prairie. Ms. Norris attended University of Texas at Arlington, majoring in accounting.

Amber G. Smith, Treasurer of the Company since February 2002. A native of Friona, Texas, Ms. Smith is a 1986 graduate of West Texas State University, Canyon, Texas. Ms. Smith worked as Telecommunications Manager of Span Instruments, Inc., Plano, Texas from 1991 until 1996. Since 1996 she has been active in managing her personal investment portfolio and performing consulting services for both public and private companies. In 1989 and 1990 she was Communications Manager of H.D. Vest Financial Services, Inc., Irving, Texas, a securities broker dealer.

Richard M. Hewitt, Director of the Company since February 2002. He is a sole practitioner attorney specializing in securities law. A 1958 graduate of Grinnell College, Grinnell, Iowa, with an AB degree, Mr. Hewitt holds an LLB degree from Southern Methodist University, College of Law in Dallas, Texas
(1963). He has been in private practice in the Dallas-Fort Worth area for the last 20 years. Mr. Hewitt is currently Vice President and a Director of Gas Transmission Organization, Inc. Dallas, Texas, and Director of Golden Chief Resources, Inc. Dallas, Texas, a publicly owned independent oil and gas producer.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports filed with the Company, several persons (William Miertschin, Howard Siegel, Victoria Lucas and Elizabeth Webb) did not file all reports on time regarding transactions in the Company's securities required to be filed for 2001 by Section 16(a) under the Securities Exchange Act of 1934. Though the required reports were not filed timely, they were subsequently filed after the year end.

Item 10.  Executive Compensation

The Company's total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee, however, since the merger with Local Telecom Systems, Inc. a compensation committee will be formed to evaluate the annual remuneration for each of its officers. The annual compensation for the president and CEO of the Company, William Miertschin, was $36,000 per year for the fiscal years ended September 30, 1999, 2000 and 2001. Mr. Miertschin also received a total of 108,000 shares of restricted common shares for serving as a director representing 36,000 shares per year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (39,330,582 shares) and voting shares on August 16, 2002:

                        Name and Address        Number of         Percent
      Title of Class    of Beneficial Owner     Shares Owned      of Class
      ------------------------------------------------------------------------
      Common Stock      Connect Holding Corp.      12,580,000       31.985
      $0.0167 Par Value 1133 Empire Drive
                        Dallas, Texas 75247

      Common Stock      Sammy Dog, Ltd.            12,580,000       31.985
      $0.0167 Par Value 400 North Bailey Ave.
                        Fort Worth, Texas 76107
      ------------------------------------------------------------------------
       Executive Officers and Directors
      ------------------------------------------------------------------------

      Common Stock      William R. Miertschin       4,049,163       10.295
      $0.0167 Par Value 7738 Forest Lane #102
                        Dallas, Texas 75230

      Common Stock      Tracey Norris                  50,000        0.127
      $0.0167 Par Value 2034 Misty Glen, #1910
                        Arlington, Texas 76011

      Common Stock      Amber G. Smith                 52,800        0.134
      $0.0167 Par Value 6867 Anglebluff Circle
                        Dallas, Texas 75248

      Common Stock      Richard M. Hewitt           1,317,855*       3.351
      $0.0167 Par Value 202 Fresh Meadow Drive
                        Trophy Club, Texas 76262
      ------------------------------------------------------------------------
      All Directors and Officers as a group
        (4 persons)                                 5,469,818        13.907
      ------------------------------------------------------------------------

*Of the 1,317,585 shares held by Richard M. Hewitt, 700,000 shares are held directly and 617,855 shares are held indirectly through his ownership in Graford Communications Group and Copano Bay Associates, both are Texas general partnerships.

On April 18, 2002 the Company implemented a 4 for 5 reverse stock split. The above share numbers are share positions as of August 16, 2002 and do reflect the reduction in the number of shares caused by the reverse stock split.

Changes in Control of Issuer

As of fiscal year end, September 30, 2001, there had been no changes in control of the Company. However, as a subsequent event, a merger/acquisition with Local Telecom Systems, Inc. and related transactions thereto resulted in a change of control and change of name of the Company. See "Subsequent Events" in Item 1, and Item 4 "Submission of Matters to a Vote of Security Holders".

Item 12. Certain Relationships and Related Transactions

On July 22, 1999 the Company formed International Royalty & Oil Co. for the purpose of engaging in oil and gas operations. The president of this entity is William R. Miertschin.

On July 29, 2000 the Company formed Signature Financial Services, Inc. for the purpose of engaging in financial matters and to assist in funding its sister companies' projects. The president of Signature Financial Services, Inc. is William R. Miertschin.

On June 22, 2001 the Company formed Cumberland Continental Corp. The president of this newly formed entity is William R. Miertschin.

On September 19, 2001 the Company formed Signature Healthcare, Inc. for the purpose of packaging healthcare single ready to use package for the ophthalmology health field. The president of this newly formed entity is William
R. Miertschin.

Mr. Miertschin also serves as president, CEO and director of the Company, Local Telecom Systems, Inc. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these companies mentioned in this section.

Mr. Hewitt, a director of the Company, is also a partner in both Graford Communications Group and Copano Bay Associates which are shareholders of the Company. Graford Communications Group owns 1,600,000 shares and Copano Bay Associates owns 575,855 shares. Neither Graford Communications Group or Copano Bay Associates are in competition with the Company in its prepaid telephone business.

Item 13.  Exhibits and Reports on Form 8-K

(a) No reports were filed on Form 8-K during the past year ended September 30, 2001. However, on May 24, 2001 the Company filed a Form 8-K and on June 6, 2002 filed an amendment Form 8-KA notifying the change of accountants from Jackson & Rhodes, P.C. of Dallas, Texas to Clyde Bailey, P.C. of San Antonio, Texas.

(b)   The Index to Exhibits is found on page 19.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOCAL TELECOM SYSTEMS, INC.

Date: September 5, 2002                   /s/ William R. Miertschin
                                          ------------------------------------
                                          By: William R. Miertschin, President,
                                              Chief Executive Officer, Principal
                                              Accounting Officer, Principal
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                 Title                   Date


/s/ Tracey Norris             Secretary & Director    September 5, 2002
-------------------------
Tracey Norris


/s/ William R. Miertschin     President & Director    September 5, 2002
-------------------------
William R. Miertschin


/s/ Richard M. Hewitt         Director                September 5, 2002
-------------------------
Richard M. Hewitt

                              INDEX TO EXHIBITS


Exhibit No.      Page No.    Description
-----------      --------    -----------

   2(i)             20       A February 22, 2002 Merger Agreement by and between
                             the Company and Local Telecom Systems, Inc.
   2(ii)            28       Articles of Merger by and between Local Telecom
                             Systems, Inc. and Signature Motorcars, Inc.
   10(i)            31       An August 15, 2002 Master Stock Purchase Agreement
                             regarding the Company's purchase of license
                             agreements in 42 states and the District of
                             Columbia
   10(ii)           34       An August 15, 2002 Asset Purchase Agreement by and
                             between Local Telecom Systems, Inc. and CCCLA, Inc.
   10(iii)          41       An August 15, 2002 Asset Purchase Agreement by and
                             between Local Telecom Systems, Inc. and CCCPA, Inc.
   10(iv)           48       A December 30, 2002 Promissory Note by Telkin
                             Sheetmetal, Inc. payable to the Company in the
                             amount of $150,000.00
   10(v)            53       A March 27, 2000 Promissory Note by BroadBand
                             Wireless International Corporation payable to the
                             Company in the amount of $50,000.00
   10(vi)           55       A February 3, 2000 Promissory Note by Bryan Gossett
                             payable to the Company in the amount of $150,000.00
   10(vii)          57       Spin off Documents - Minutes of Special Meeting of
                             the Shareholders of Signature Motorcars, Inc. on
                             February 22, 2002
   21               61       List of Subsidiaries

                                                                  Exhibit 2(i)

                           ASSET PURCHASE AGREEMENT


THIS ASSET PURCHASE AGREEMENT ("Agreement") is entered into effective as of August 15, 2002 by and among LOCAL TELECOM SERVICE, LLC., a Texas limited liability company ("Seller"), on the one hand, and LOCAL TELECOM SYSTEMS, INC., a Nevada corporation.

                                   RECITALS

A. Seller is engaged in the telecommunications business in Texas, New Mexico, Arizona, Mississippi and North Carolina (the "Business").

B. Buyer desires to purchase, and Seller desires to sell to Buyer, all upon the terms and conditions hereinafter set forth, certain of the assets of Seller.

      NOW, THEREFORE, the parties agree as follows:

                                  ARTICLE 1
                  SALE OF ASSETS; ASSUMPTION OF LIABILITIES

            1.1 Sale of Assets. On the terms and subject to the conditions in this Agreement, Seller agrees to sell, convey, transfer, assign and deliver the following to Buyer at the Closing (as hereinafter defined) all of the assets of the Seller including but not limited to (a) Local CPCN licenses, as listed on Exhibit A, (b) an existing customer base of 1,000 to 1,500 customers and (c) certain unencumbered equipment. ("Subject Assets").

            1.2 Method of Conveyance and Transfer. Seller agrees that the conveyance, transfer and delivery of the Subject Assets will be effected at the Closing by Seller executing and delivering to Buyer appropriate bills of sale, endorsements, transfers, and other instruments of transfer. Seller shall deliver physical possession and control of the Subject Assets to Buyer at the Closing.

            1.3 Further Assurances. Seller, at any time and from time to time after the Closing, upon request of Buyer, will do, execute, acknowledge and deliver, all such further acts, assignments, transfers, conveyances, powers of attorney and assurances as may be reasonably required for the better conveying, transferring, assigning, and delivering to Buyer, or to its successors and assigns, and for aiding and assisting in collecting and reducing to possession, all the Subject Assets.

                                  ARTICLE 2
                    PURCHASE PRICE; ALLOCATION OF CERTAIN
                  PRECLOSING RECEIPTS AND EXPENSES, PAYMENT

            2.1 Amount of Purchase Price. The entire consideration (the "Purchase Price") for the sale, transfer and assignment by Seller to Buyer of the Subject Assets and for the representations, warranties and covenants of Seller set forth herein, shall be 12,580,000 shares of Buyer's common stock and cash of $100,000.

            2.2 Payment at Closing. At the Closing, Buyer shall pay to Seller the amount owed pursuant to Section 2.1 in the form of 12,580,000 shares of Buyers common stock. Within 60 days after closing, Seller shall pay Buyer $100,000.

                                  ARTICLE 3
                       REPRESENTATIONS, WARRANTIES AND
                     AGREEMENTS OF SELLER AND STOCKHOLDER

Seller represents and warrants to, and agrees with, Buyer as of the date hereof and as of the Closing Date as follows:

            3.1 Organization and Standing. Seller is a limited liability company duly organized, under the laws of the State of Texas. Seller has full power and authority to carry on the Business as and where conducted and to own and operate the Subject Assets at and where owned or leased and operated by it.

            3.2 Authority of Seller Consents. The execution, delivery and consummation of this Agreement by Seller has been duly authorized in accordance with all applicable laws and the Articles of Incorporation and By-Laws of Seller, no further corporate action is necessary on the part of Seller or the Board of Directors of Seller for the execution, delivery and consummation of this Agreement by Seller and this Agreement constitutes the legal, valid and binding obligation of Seller enforceable against it in accordance with its terms.

            3.3 Title to Assets: Condition of Assets. Seller owns and possesses, and will own and possess as of the Closing Date, all right, title and interest in and to the Subject Assets. Seller has and will have as of the Closing Date the right, power and capacity to sell, convey, transfer, assign and deliver to Buyer the Subject Assets. All of the Subject Assets are in Seller's possession and under its control. All of the Subject Assets are in good operating condition and repair and are fit for the purposes for which they are used.

            3.4 Licenses and Rights. Seller possesses all franchises, licenses, easements, permits and other authorizations from governmental or regulatory authorities (either domestic or foreign) and from all other persons or entities that are necessary to permit it to engage in the Business as presently conducted in and at all locations and placed where it is presently operating.

            3.5 Articles of Incorporation and By-Laws. True, accurate and complete copies of the Articles of Incorporation and By-Laws or similar charter documents of Seller, together with all amendments thereto, have been delivered to Buyer.

            3.6 Material Misstatements or Omissions. No representations or warranties made by Seller in this Agreement furnished or to be furnished to Buyer in connection with the transactions governed by this Agreement, contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements of fact contained therein, in light of the circumstances under which they were made, not misleading.

                                  ARTICLE 4
                   REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer warrants and represents to, and agrees with, Seller as follows:

            4.1 Organization and Good Standing of Buyer. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, has full power and authority to carry on its business as and where now conducted.

            4.2 Authority of Buyer. The execution, delivery and consummation of this Agreement by Buyer has been authorized by the board of directors of Buyer in accordance with all applicable laws and the Articles of Incorporation and Bylaws of Buyer, and at the Closing Date no further corporate action will be necessary on the part of Buyer to make this Agreement valid and binding on Buyer and enforceable against Buyer in accordance with its terms.

            4.3 Execution, Delivery and Binding Effect. 'This Agreement has been duly executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer enforceable in accordance with its terms.

                                  ARTICLE 5
                               OTHER COVENANTS

            5.1 Conduct of Business. From and after the date of this Agreement and through the Closing, Seller agrees that Seller will conduct the Business only in the usual, regular and ordinary course of business. Without limiting the generality of the foregoing, Seller shall not do or permit any of the following without the prior written consent of Buyer:

                  (a) any sale or transfer of any assets, or settlement, cancellation or release of any indebtedness owing to Seller or of any other claims of Seller;

                  (b) any amendment or termination of any contract, agreement or license, to which Seller is a party or to which Seller or any of the assets of Seller are subject or bound;

                  (c) any loss, damage or destruction to the Subject Assets (whether or not covered by insurance);

                  (d) any transaction outside of the ordinary course of business; or

                  (e)   Any agreement or commitment to do any of the foregoing.

            5.2 Confidentiality. Seller agrees to keep any information that it receives from or relating to Buyer confidential and not to disclose such information to third parties other than accountants, lawyers, bankers and financial advisers necessary to complete the transactions contemplated by this Agreement.

            5.3 Notice and Cure. Seller agrees to notify Buyer promptly in writing of, and contemporaneously will provide Buyer with true and complete copies of any and all information or documents relating to, and will use their best efforts to cure before the Closing, any event, transaction or circumstance occurring after the date of this Agreement that causes or will cause any covenant or agreement of Seller in this Agreement to be breached or that renders or will render untrue any representation or warranty of Seller in this Agreement. Seller also will notify Buyer promptly in writing of, and will use their best efforts to cure, before the Closing, any violation or breach of any representation, warranty, covenant or agreement made by Seller in this Agreement, whether occurring or arising before, on or after the date of this Agreement.

                                  ARTICLE 6
                 CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER

The obligations of Buyer under this Agreement are, at its option, subject to satisfaction of the following conditions at or prior to the Closing:

            6.1 The warranties and representations made herein by Seller to Buyer shall be true and correct as of the Closing with the same effect as if such warranties and representations had been made as of the Closing, and Seller shall have performed and complied with all agreements and covenants contained herein on its part required to be performed or complied with on or prior to the Closing.

            6.2 Buyer shall have received such approvals, consents, authorizations, waivers and permits from any person, necessary or appropriate in order to enable Buyer to acquire the Subject Assets in the manner provided herein without the imposition of any conditions which Buyer might reasonably consider to be significant or adverse.

            6.3 All proceedings to be taken in connection with the consummation of the transactions contemplated by this Agreement, and all certificates, documents and instruments incidental thereto, shall be reasonably satisfactory in form and substance to Buyer and its counsel and Buyer shall have received copies of such documents and instruments as Buyer and its counsel may reasonably request in connection with such transactions.

            6.4 Buyer shall have completed it due diligence investigation of Seller and the results thereof shall be satisfactory to Buyer in its sole discretion.

            6.5   Receipt of Documents by Buyer.  Seller shall have delivered to
Buyer:

                  (a) certified copies of resolutions duly adopted by the board of directors of Seller approving this Agreement and the transactions contemplated under it;

                  (b) Buyer shall have received from Seller a certificate dated the Closing Date certifying that the conditions set forth in Sections 6.2 through 6.4 have been fulfilled.

            6.6 Instruments of Transfer and Delivery of the Subject Assets. Seller shall have delivered to Buyer good and sufficient instruments of transfer relating to the Subject Assets as required pursuant to Section 1.3. The instruments of transfer shall be in form and substance reasonably satisfactory to Buyer.

                                  ARTICLE 7
                                   CLOSING

The closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Local Telecom Systems, Inc., 3535 West Seventh Street, Suite 5, Fort Worth, Texas 76107 at 3:00 p.m. on or about August 15, 2002 or such other time and date mutually agreeable to the parties (the "Closing Date").

                                  ARTICLE 8
                         SURVIVAL OF REPRESENTATIONS
                                AND WARRANTIES

            8.1 Survival of Representations and Warranties. Notwithstanding the Closing of the transactions contemplated under this Agreement, or any investigation made by or on behalf of Buyer or Seller, the representations and warranties of Buyer and Seller contained in this Agreement or in any certificate, schedule, chart, list, letter, compilation or other document furnished pursuant to this Agreement, will survive the Closing.

                                  ARTICLE 9
                ASSIGNMENT, THIRD PARTIES, AND BINDING EFFECT

The rights of Seller under this Agreement are personal and are not assignable nor are their duties delegable without the prior written consent of Buyer, and any attempted assignment or delegation without such written consent will be null and void. This Agreement and the rights and duties of Buyer hereunder are freely assignable and delegable without the consent of Seller. Nothing contained in this Agreement is intended to convey upon any person or entity, other than the parties and their successors in interest and permitted assigns, any rights or remedies under or by reason of this Agreement. All covenants, agreements, representations and warranties of the parties contained in this Agreement are binding on and will inure to the benefit of Buyer or Seller, and their respective successors and permitted assigns.

                                  ARTICLE 10
                                   EXPENSES

Each party will bear their own respective expenses, including, without limitation, legal and accounting fees, in connection with the preparation and negotiation of this Agreement and consummation of the transactions hereunder.

                                  ARTICLE 11
                                   NOTICES

All notices, requests, demands and other communications under this Agreement must be in writing and will be deemed duly given: (i) when personally delivered,
(ii) upon receipt of a facsimile transmission with a confirmed transmission answer back, (iii) three (3) days after having been deposited in the United States mail, certified or registered, return receipt requested, postage prepaid, or (iv) one (1) business day after having been dispatched by a nationally recognized overnight courier service, addressed to the parties as follows:

To Buyer:   Local Telecom Systems, Inc.
            3535 West Seventh Street
            Suite 5
            Fort Worth, Texas 76107

To Seller:  Local Telecom Service, LLC.
            3535 West Seventh Street
            Suite 1
            Fort Worth, Texas 76107

Any party may change its address for notice purposes by giving notice of such change of address in accordance with the foregoing provisions.

                                  ARTICLE 12
                                MISCELLANEOUS

            13.1 Waivers. Any failure by any of the parties to comply with any of the obligations, agreements or conditions set forth in this Agreement may be waived in writing by the other party or parties, but any such waiver will not be deemed a waiver of any other obligation, agreement or condition contained herein.

            13.2 Further Assurances. Each of the parties agrees to cooperate in the effectuation of the transactions contemplated under this Agreement and to execute any and all additional documents and take such additional action as is reasonably necessary or appropriate for such purposes.

            13.3 Governing Law. This Agreement, the construction, interpretation and enforcement hereof and the rights of the parties hereto shall be determined under, governed by and construed in accordance with the laws of the State of Nevada without regard to principles of conflicts of law.

            13.4 Entire Agreement. This Agreement, including any certificate, schedule, exhibit or other document delivered pursuant to its terms, constitutes the entire agreement among the parties hereto regarding the subject matter hereof and supersedes all previous agreements. There are no verbal agreements, representations, warranties, undertakings or agreements among the parties. This Agreement may not be amended or modified in any respect, except by a written instrument signed by the parties to this Agreement.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first above written.

                              "Buyer"

                              LOCAL TELECOM SYSTEMS, INC.
                              a Nevada corporation

                              By:   /s William R. Miertschin
                                    -------------------------------------------
                              William R. Miertschin
                                    President

                              "Seller"

                              LOCAL TELECOM SERVICE, LLC.
                              a Texas Limited Liability Company

                              By:   Robert T. Hart
                                    -------------------------------------------
                                    Robert T. Hart
                                    President

                                  Exhibit A

                         Local Telecom Service, LLC

Service Provider Certificates of Operating Authority issued by State Public Utility Commissions in Texas, New Mexico, Arizona, Mississippi and North Carolina authorizing the sale of local and long distance telephone service.

                                                                 Exhibit 2(ii)

                              ARTICLES OF MERGER


Pursuant to the provisions of The General and Business Corporation Law of Nevada, the undersigned corporations certify the following:

1. That Local Telecom Systems, Inc. of Nevada and Signature Motorcars, Inc. of Nevada are hereby merged and that the above-named Signature Motorcars, Inc. is the surviving corporation.

2. That the Board of Directors of each of the above-named corporations met, and by resolution adopted by a majority vote of the members of such boards approved the Plan of Merger set forth in these Articles.

3. The Plan of Merger thereafter was submitted to a vote at a meeting of the shareholders of each of the above-named corporations, and at such meeting the following votes were recorded:


       Corporation          Number of Shares     Number Voting    Number Voting
                               Outstanding         for Plan        Against Plan


Signature Motorcars, Inc.        15,000,000         7,829,179                0

Local Telecom Systems, Inc.           1,000             1,000                0

4. The above-named surviving corporation also agrees that it may be served with process in this state, and appoints CorpAmerica as its agent to accept service of process in any proceeding based upon any cause of action against any such Nevada corporation arising in this state prior to the issuance of the certificate of merger. The address to which the service of process in any such proceeding shall be mailed is:

202 North Curry Street, Suite 100, Carson City, Nevada 89703

5. Following the merger the name of the surviving corporation was changed to Local Telecom Systems, Inc.

6.    PLAN OF MERGER

      A. Signature Motorcars, Inc., now known as Local Telecom Systems, Inc., of 3535 West Seventh Street, Suite One, Fort Worth, Texas 76107 is the survivor.
      B. All of the property, rights, privileges, leases and patents of the Signature Motorcars, Inc. and Local Telecom Systems, Inc. are to be transferred to and become the property of Signature Motorcars, Inc., the survivor. The officers and board of directors of the above-named corporations are authorized to execute all deeds, assignments, and documents of every nature which may be need to effectuate a full and complete transfer of ownership.
      C. The officers and board of directors of Signature Motorcars, Inc. shall continue in office until their successors are duly elected and qualified under the provisions of the bylaws of the surviving corporation.

      D. The outstanding shares of Local Telecom Systems, Inc. shall be exchanged for shares of Signature Motorcars, Inc. on the following basis: 1 share of Local Telecom Systems, Inc. for each 38,710 shares of Signature Motorcars, Inc.

7. The Articles of Incorporation of the survivor are to be amended as follows:

      The article to be amended, Article One of the Articles of Incorporation, states: The name of the corporation is Signature Motorcars, Inc.

      Article One is to be amended as follows: The name of the corporation is Local Telecom Systems, Inc.

      IN WITNESS WHEREOF, these Articles of Merger have been executed in duplicate by the aforementioned corporations as of the day and year hereafter acknowledged.

CORPORATE SEAL                      SIGNATURE MOTORCARS, INC.


                                    By:   /s/ William R. Miertschin
                                          -------------------------------------
                                          President


                                          William R. Miertschin
                                          -------------------------------------
                                          Printed Name                 Date

ATTEST:

/s/ Victoria L. Lucas
----------------------------------------------
Victoria L. Lucas, Secretary


CORPORATE SEAL                      LOCAL TELECOM SYSTEMS, INC.

                                    By:   /s/ William R. Miertschin
                                          -------------------------------------
                                          President

                                          William R. Miertschin
                                          -------------------------------------
                                          Printed Name                Date
ATTEST:

/s/ Tracey Norris
Tracey Norris, Secretary

STATE OF TEXAS          )
                        )
COUNTY OF DENTON        )

      I, Melissa Eason, a Notary Public, do hereby certify that on March 14, 2002 personally appeared before me William R. Miertschin who being by me first duly sworn, declared that he is the President of Signature Motorcars, Inc., that he signed the foregoing documents as President of the corporation, and that the statements therein contained are true.


      NOTARIAL SEAL OR STAMP              /s/ Melissa Eason
                                          -------------------------------------
                                          Notary Public

                                          My commission expires:______________

                                          My County of Commission:____________


STATE OF TEXAS          )
                        )
COUNTY OF DENTON        )

      I, Melissa Eason, a Notary Public, do hereby certify that on March 14, 2002 personally appeared before me William R. Miertschin who being by me first duly sworn, declared that he is the President of Local Telecom Systems, Inc., that he signed the foregoing documents as President of the corporation, and that the statements therein contained are true.


      NOTARIAL SEAL OR STAMP              /s/ Melissa Eason
                                          -------------------------------------
                                          Notary Public

                                          My commission expires:______________

                                          My County of Commission:____________

                                                                 Exhibit 10(i)

                      STOCK PURCHASE AGREEMENT - ALABAMA

THIS AGREEMENT is made and entered into this ___ day of August, 2002, by and between Connect Holdings Corporation, a Nevada corporation (hereinafter referred to as "Seller") and Local Telecom Systems, Inc. (hereinafter referred to as "Purchaser");

                             W I T N E S S E T H:

WHEREAS, the Seller is the record owner and holder of the issued and outstanding shares of the capital stock of CCCAL, Inc., (hereinafter referred to as the "Corporation"), an Alabama corporation.

WHEREAS, the Purchaser desires to purchase said stock and the Seller desires to sell said stock, upon the terms and subject to the conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this Agreement, and in order to consummate the purchase and the sale of the Corporation's Stock aforementioned, it is hereby agreed as follows:

1. PURCHASE AND SALE:

Subject to the terms and conditions hereinafter set forth, at the closing of the transaction contemplated hereby, the Seller shall sell, convey, transfer, and deliver to the Purchaser certificates representing such stock, and the Purchaser shall purchase from the Seller the Corporation's Stock in consideration of the purchase price set forth in this Agreement. The certificates representing the Corporation's Stock shall be duly endorsed for transfer or accompanied by appropriate stock transfer powers duly executed in blank, in either case with signatures guaranteed in the customary fashion, and shall have all the necessary documentary transfer tax stamps affixed thereto at the expense of the Seller.

The closing of the transactions contemplated by this Agreement (the "Closing"), shall be held at 3535 West 7th Street, Suite 5, Fort Worth, Texas 76107 at 10 a.m., CDT, on Thursday, August 15, 2002, or such other place, date and time as the parties hereto may otherwise agree.

2. AMOUNT AND PAYMENT OF PURCHASE PRICE.

The total consideration shall be the issuance of 280,000 shares of the Purchaser's Common Stock.

3. REPRESENTATIONS AND WARRANTIES OF SELLER.
Seller hereby warrants and represents:

(a)  Organization and Standing.

      Corporation is a corporation duly organized, under the laws of the State of Alabama and has the corporate power and authority to carry on its business as it is now being conducted.

(b)  Restrictions on Stock.

i. The Seller is not a party to any agreement, written or oral, creating rights in respect to the Corporation's Stock in any third person or relating to the voting of the Corporation's Stock.

ii.  Seller is the lawful owner of the Stock.

iii. There are no existing warrants, options, stock purchase agreements, redemption agreements, restrictions of any nature, calls or rights to subscribe of any character relating to the stock, nor are there any securities convertible into such stock.

4.  REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.

Seller and Purchaser hereby represent and warrant that there has been no act or omission by Seller, Purchaser or the Corporation which would give rise to any valid claim against any of the parties hereto for a brokerage commission, finder's fee, or other like payment in connection with the transactions contemplated hereby.

5. GENERAL PROVISIONS

(a) Entire Agreement.

This Agreement (including the exhibits hereto and any written amendments hereof executed by the parties) constitutes the entire Agreement and supersedes all prior agreements and understandings, oral and written, between the parties hereto with respect to the subject matter hereof.

(b) Sections and Other Headings.

The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

(c) Governing Law.

This agreement, and all transactions contemplated hereby, shall be governed by, construed and enforced in accordance with the laws of the State of Texas. The parties herein waive trial by jury and agree to submit to the personal jurisdiction and venue of a court of subject matter jurisdiction located in Tarrant County, State of Texas. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled.

IN WITNESS WHEREOF, this Agreement has been executed by each of the individual parties hereto on the date first above written.

SELLER:                                   PURCHASER:

CONNECT HOLDINGS CORPORATION              LOCAL TELECOM SYSTEMS, INC.


By:   /s/ Ten L. Snider             By:   /s/ William R. Miertschin
      --------------------------          -------------------------------------
      Ted L. Snider, President            William R. Miertschin, President

                                 STOCK POWER

                     Assignment Separate From Certificate

      FOR VALUE RECEIVED, the undersigned, Connect Holdings Corporation, a Nevada corporation, hereby sells, assigns, transfers and delivers the One Hundred (100) shares of the no par value common stock of CCCAL, Inc., an Alabama corporation (the "Corporation"), standing in the undersigned's name on the books of said corporation and representing all of the issued and outstanding shares of the corporation to Local Telecom Systems, Inc., a Nevada corporation, and does hereby irrevocably constitute and appoint the transfer agent of the Corporation as attorney-in- fact to transfer said stock on the books of the corporation with full power of substitution in the premises.


Dated: August 15, 2002


                          Connect Holdings Corporation

                                    By:   /s/ Ted L. Snider, Jr.
                                          -------------------------------------
                                          Ted L. Snider, Jr., President

Witness:

--------------------------------

--------------------------------

                                                                Exhibit 10(ii)

                           ASSET PURCHASE AGREEMENT


THIS ASSET PURCHASE AGREEMENT ("Agreement") is entered into effective as of August ____, 2002 by and among LOCAL TELECOM SYSTEMS, INC., a Nevada corporation ("Buyer"), on the one hand, and CCCLA, INC., a Louisiana corporation, which is a wholly owned subsidiary of CONNECT HOLDINGS CORPORATION, INC., Nevada corporation.

                                   RECITALS

A. Seller is engaged in the telecommunications business in Louisiana (the "Business").

B. Buyer desires to purchase, and Seller desires to sell to Buyer, all upon the terms and conditions hereinafter set forth, certain of the assets of Seller.

      NOW, THEREFORE, the parties agree as follows:

                                  ARTICLE 1
                  SALE OF ASSETS; ASSUMPTION OF LIABILITIES

            1.1 Sale of Assets. On the terms and subject to the conditions in this Agreement, Seller agrees to sell, convey, transfer, assign and deliver to Buyer at the Closing (as hereinafter defined) all of the assets of the Seller including but not limited to (a) Local CPCN licenses and (b) IXC licenses, the ("Subject Assets").

            1.2 Method of Conveyance and Transfer. Seller agrees that the conveyance, transfer and delivery of the Subject Assets will be effected at the Closing by Seller executing and delivering to Buyer appropriate bills of sale, endorsements, transfers, and other instruments of transfer. Seller shall deliver physical possession and control of the Subject Assets to Buyer at the Closing.

            1.3 Further Assurances. Seller, at any time and from time to time after the Closing, upon request of Buyer, will do, execute, acknowledge and deliver, all such further acts, assignments, transfers, conveyances, powers of attorney and assurances as may be reasonably required for the better conveying, transferring, assigning, and delivering to Buyer, or to its successors and assigns, and for aiding and assisting in collecting and reducing to possession, all the Subject Assets.

                                  ARTICLE 2
                    PURCHASE PRICE; ALLOCATION OF CERTAIN
                  PRECLOSING RECEIPTS AND EXPENSES, PAYMENT

            2.1 Amount of Purchase Price. The entire consideration (the "Purchase Price") for the sale, transfer and assignment by Seller to Buyer of the Subject Assets and for the representations, warranties and covenants of Seller set forth herein, shall be 280,000 shares of Buyer's common stock.

            2.2 Payment at Closing. At the Closing, Buyer shall pay to Seller the amount owed pursuant to Section 2.1 in the form of 280,000 shares of Buyers common stock.

                                  ARTICLE 3
                       REPRESENTATIONS, WARRANTIES AND
                     AGREEMENTS OF SELLER AND STOCKHOLDER

Seller represents and warrants to, and agrees with, Buyer as of the date hereof and as of the Closing Date as follows:

            3.1 Organization and Standing. Seller is a corporation duly organized, under the laws of the State of Louisiana. Seller has full power and authority to carry on the Business as and where conducted and to own and operate the Subject Assets at and where owned or leased and operated by it.

            3.2 Authority of Seller Consents. The execution, delivery and consummation of this Agreement by Seller has been duly authorized in accordance with all applicable laws and the Articles of Incorporation and By-Laws of Seller, no further corporate action is necessary on the part of Seller or the Board of Directors of Seller for the execution, delivery and consummation of this Agreement by Seller and this Agreement constitutes the legal, valid and binding obligation of Seller enforceable against it in accordance with its terms. No approval or consent of any person, firm or other entity or governmental body is or was required to be obtained by Seller for the authorization of this Agreement or the consummation of the transactions contemplated in this Agreement.

            3.3 Title to Assets: Condition of Assets. Seller owns and possesses, and will own and possess as of the Closing Date, all right, title and interest in and to the Subject Assets. Seller has and will have as of the Closing Date the right, power and capacity to sell, convey, transfer, assign and deliver to Buyer the Subject Assets. All of the Subject Assets are in Seller's possession and under its control. All of the Subject Assets are in good operating condition and repair and are fit for the purposes for which they are used.

            3.4 Licenses and Rights. Seller possesses all franchises, licenses, easements, permits and other authorizations from governmental or regulatory authorities (either domestic or foreign) and from all other persons or entities that are necessary to permit it to engage in the Business as presently conducted in and at all locations and placed where it is presently operating.

            3.5 Articles of Incorporation and By-Laws. True, accurate and complete copies of the Articles of Incorporation and By-Laws or similar charter documents of Seller, together with all amendments thereto, have been delivered to Buyer.

            3.6 Material Misstatements or Omissions. No representations or warranties made by Seller in this Agreement furnished or to be furnished to Buyer in connection with the transactions governed by this Agreement, contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements of fact contained therein, in light of the circumstances under which they were made, not misleading.

                                  ARTICLE 4
                   REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer warrants and represents to, and agrees with, Seller as follows:

            4.1 Organization and Good Standing of Buyer. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, has full power and authority to carry on its business as and where now conducted.

            4.2 Authority of Buyer. The execution, delivery and consummation of this Agreement by Buyer has been authorized by the board of directors of Buyer in accordance with all applicable laws and the Articles of Incorporation and Bylaws of Buyer, and at the Closing Date no further corporate action will be necessary on the part of Buyer to make this Agreement valid and binding on Buyer and enforceable against Buyer in accordance with its terms.

            4.3 Execution, Delivery and Binding Effect. 'This Agreement has been duly executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer enforceable in accordance with its terms.

                                  ARTICLE 5
                               OTHER COVENANTS

            5.1 Conduct of Business. From and after the date of this Agreement and through the Closing, Seller agrees that Seller will conduct the Business only in the usual, regular and ordinary course of business. Without limiting the generality of the foregoing, Seller shall not do or permit any of the following without the prior written consent of Buyer:

                  (a) any sale or transfer of any assets, or settlement, cancellation or release of any indebtedness owing to Seller or of any other claims of Seller;

                  (b) any amendment or termination of any contract, agreement or license, to which Seller is a party or to which Seller or any of the assets of Seller are subject or bound;

                  (c) any loss, damage or destruction to the Subject Assets (whether or not covered by insurance);

                  (d) any transaction outside of the ordinary course of business; or

                  (e)   Any agreement or commitment to do any of the foregoing.

            5.2 Confidentiality. Seller agrees to keep any information that it receives from or relating to Buyer confidential and not to disclose such information to third parties other than accountants, lawyers, bankers and financial advisers necessary to complete the transactions contemplated by this Agreement.

            5.3 Notice and Cure. Seller agrees to notify Buyer promptly in writing of, and contemporaneously will provide Buyer with true and complete copies of any and all information or documents relating to, and will use their best efforts to cure before the Closing, any event, transaction or circumstance occurring after the date of this Agreement that causes or will cause any covenant or agreement of Seller in this Agreement to be breached or that renders or will render untrue any representation or warranty of Seller in this Agreement. Seller also will notify Buyer promptly in writing of, and will use their best efforts to cure, before the Closing, any violation or breach of any representation, warranty, covenant or agreement made by Seller in this Agreement, whether occurring or arising before, on or after the date of this Agreement.

                                  ARTICLE 6
                 CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER

The obligations of Buyer under this Agreement are, at its option, subject to satisfaction of the following conditions at or prior to the Closing:

            6.1 The warranties and representations made herein by Seller to Buyer shall be true and correct as of the Closing with the same effect as if such warranties and representations had been made as of the Closing, and Seller shall have performed and complied with all agreements and covenants contained herein on its part required to be performed or complied with on or prior to the Closing.

            6.2 Buyer shall have received such approvals, consents, authorizations, waivers and permits from any person, necessary or appropriate in order to enable Buyer to acquire the Subject Assets in the manner provided herein without the imposition of any conditions which Buyer might reasonably consider to be significant or adverse.

            6.3 All proceedings to be taken in connection with the consummation of the transactions contemplated by this Agreement, and all certificates, documents and instruments incidental thereto, shall be reasonably satisfactory in form and substance to Buyer and its counsel and Buyer shall have received copies of such documents and instruments as Buyer and its counsel may reasonably request in connection with such transactions.

            6.4 Buyer shall have completed it due diligence investigation of Seller and the results thereof shall be satisfactory to Buyer in its sole discretion.

            6.5   Receipt of Documents by Buyer.  Seller shall have delivered to
Buyer:

                  (a) certified copies of resolutions duly adopted by the board of directors of Seller approving this Agreement and the transactions contemplated under it;

                  (b) Buyer shall have received from Seller a certificate dated the Closing Date certifying that the conditions set forth in Sections 6.2 through 6.4 have been fulfilled.

            6.6 Instruments of Transfer and Delivery of the Subject Assets. Seller shall have delivered to Buyer good and sufficient instruments of transfer relating to the Subject Assets as required pursuant to Section 1.3. The instruments of transfer shall be in form and substance reasonably satisfactory to Buyer.

                                  ARTICLE 7
                                   CLOSING

The closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Local Telecom Systems, Inc., 3535 West Seventh Street, Suite 5, Fort Worth, Texas 76107 at 3:00 p.m. on or about August 15, 2002 or such other time and date mutually agreeable to the parties (the "Closing Date"). If the Closing has not occurred by September 5, 2001, then this Agreement will be deemed to have been terminated and abandoned, subject to the legal rights and remedies of any party arising out of any other party's breach of any of the provisions of this Agreement. The parties agree to use all reasonable efforts to achieve the Closing.

                                  ARTICLE 8
                         SURVIVAL OF REPRESENTATIONS
                                AND WARRANTIES

            8.1 Survival of Representations and Warranties. Notwithstanding the Closing of the transactions contemplated under this Agreement, or any investigation made by or on behalf of Buyer or Seller, the representations and warranties of Buyer and Seller contained in this Agreement or in any certificate, schedule, chart, list, letter, compilation or other document furnished pursuant to this Agreement, will survive the Closing.

                                  ARTICLE 9
                ASSIGNMENT, THIRD PARTIES, AND BINDING EFFECT

The rights of Seller under this Agreement are personal and are not assignable nor are their duties delegable without the prior written consent of Buyer, and any attempted assignment or delegation without such written consent will be null and void. This Agreement and the rights and duties of Buyer hereunder are freely assignable and delegable without the consent of Seller. Nothing contained in this Agreement is intended to convey upon any person or entity, other than the parties and their successors in interest and permitted assigns, any rights or remedies under or by reason of this Agreement. All covenants, agreements, representations and warranties of the parties contained in this Agreement are binding on and will inure to the benefit of Buyer or Seller, and their respective successors and permitted assigns.

                                  ARTICLE 10
                                   EXPENSES

Each party will bear their own respective expenses, including, without limitation, legal and accounting fees, in connection with the preparation and negotiation of this Agreement and consummation of the transactions hereunder.

                                  ARTICLE 11
                                   NOTICES

All notices, requests, demands and other communications under this Agreement must be in writing and will be deemed duly given: (i) when personally delivered,
(ii) upon receipt of a facsimile transmission with a confirmed transmission answer back, (iii) three (3) days after having been deposited in the United States mail, certified or registered, return receipt requested, postage prepaid, or (iv) one (1) business day after having been dispatched by a nationally recognized overnight courier service, addressed to the parties as follows:

To Buyer:         Local Telecom Systems, Inc.
                  3535 West Seventh Street
                  Suite 5
                  Fort Worth, Texas 76107

To Seller:        CCCLA, INC.
                  1133 Empire Central Dr.
                  Dallas, Texas 75247

Any party may change its address for notice purposes by giving notice of such change of address in accordance with the foregoing provisions.

                                  ARTICLE 12
                                MISCELLANEOUS

            13.1 Waivers. Any failure by any of the parties to comply with any of the obligations, agreements or conditions set forth in this Agreement may be waived in writing by the other party or parties, but any such waiver will not be deemed a waiver of any other obligation, agreement or condition contained herein.

            13.2 Further Assurances. Each of the parties agrees to cooperate in the effectuation of the transactions contemplated under this Agreement and to execute any and all additional documents and take such additional action as is reasonably necessary or appropriate for such purposes.

            13.3 Governing Law. This Agreement, the construction, interpretation and enforcement hereof and the rights of the parties hereto shall be determined under, governed by and construed in accordance with the laws of the State of Nevada without regard to principles of conflicts of law.

            13.4 Entire Agreement. This Agreement, including any certificate, schedule, exhibit or other document delivered pursuant to its terms, constitutes the entire agreement among the parties hereto regarding the subject matter hereof and supersedes all previous agreements. There are no verbal agreements, representations, warranties, undertakings or agreements among the parties. This Agreement may not be amended or modified in any respect, except by a written instrument signed by the parties to this Agreement.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first above written.
                              "Buyer"

                              LOCAL TELECOM SYSTEMS, INC.
                              a Nevada corporation

                              By:   /s/ William R. Miertschin
                                    -------------------------------------------
                                    William R. Miertschin
                                    President

                              "Seller"

                              CCCLA, INC.
                               a Louisiana corporation

                              By:   /s/ Ted L. Snider
                                    -------------------------------------------
                                    Ted L. Snider
                                    President

                                                               Exhibit 10(iii)

                           ASSET PURCHASE AGREEMENT

THIS ASSET PURCHASE AGREEMENT ("Agreement") is entered into effective as of August ____, 2002 by and among LOCAL TELECOM SYSTEMS, INC., a Nevada corporation ("Buyer"), on the one hand, and CCCPA, INC., a Pennsylvania corporation, which is a wholly owned subsidiary of CONNECT HOLDINGS CORPORATION, INC., Nevada corporation.

                                   RECITALS

A. Seller is engaged in the telecommunications business in Pennsylvania (the "Business").

B. Buyer desires to purchase, and Seller desires to sell to Buyer, all upon the terms and conditions hereinafter set forth, certain of the assets of Seller.

      NOW, THEREFORE, the parties agree as follows:

                                  ARTICLE 1
                  SALE OF ASSETS; ASSUMPTION OF LIABILITIES

            1.1 Sale of Assets. On the terms and subject to the conditions in this Agreement, Seller agrees to sell, convey, transfer, assign and deliver to Buyer at the Closing (as hereinafter defined) all of the assets of the Seller including but not limited to (a) Local CPCN licenses and (b) IXC licenses, the ("Subject Assets").

            1.2 Method of Conveyance and Transfer. Seller agrees that the conveyance, transfer and delivery of the Subject Assets will be effected at the Closing by Seller executing and delivering to Buyer appropriate bills of sale, endorsements, transfers, and other instruments of transfer. Seller shall deliver physical possession and control of the Subject Assets to Buyer at the Closing.

            1.3 Further Assurances. Seller, at any time and from time to time after the Closing, upon request of Buyer, will do, execute, acknowledge and deliver, all such further acts, assignments, transfers, conveyances, powers of attorney and assurances as may be reasonably required for the better conveying, transferring, assigning, and delivering to Buyer, or to its successors and assigns, and for aiding and assisting in collecting and reducing to possession, all the Subject Assets.

                                  ARTICLE 2
                    PURCHASE PRICE; ALLOCATION OF CERTAIN
                  PRECLOSING RECEIPTS AND EXPENSES, PAYMENT

            2.1 Amount of Purchase Price. The entire consideration (the "Purchase Price") for the sale, transfer and assignment by Seller to Buyer of the Subject Assets and for the representations, warranties and covenants of Seller set forth herein, shall be 300,000 shares of Buyer's common stock.

            2.2 Payment at Closing. At the Closing, Buyer shall pay to Seller the amount owed pursuant to Section 2.1 in the form of 300,000 shares of Buyers common stock.

                                  ARTICLE 3
                       REPRESENTATIONS, WARRANTIES AND
                     AGREEMENTS OF SELLER AND STOCKHOLDER

Seller represents and warrants to, and agrees with, Buyer as of the date hereof and as of the Closing Date as follows:

            3.1 Organization and Standing. Seller is a corporation duly organized, under the laws of the State of Pennsylvania. Seller has full power and authority to carry on the Business as and where conducted and to own and operate the Subject Assets at and where owned or leased and operated by it.

            3.2 Authority of Seller Consents. The execution, delivery and consummation of this Agreement by Seller has been duly authorized in accordance with all applicable laws and the Articles of Incorporation and By-Laws of Seller, no further corporate action is necessary on the part of Seller or the Board of Directors of Seller for the execution, delivery and consummation of this Agreement by Seller and this Agreement constitutes the legal, valid and binding obligation of Seller enforceable against it in accordance with its terms. No approval or consent of any person, firm or other entity or governmental body is or was required to be obtained by Seller for the authorization of this Agreement or the consummation of the transactions contemplated in this Agreement.

            3.3 Title to Assets: Condition of Assets. Seller owns and possesses, and will own and possess as of the Closing Date, all right, title and interest in and to the Subject Assets. Seller has and will have as of the Closing Date the right, power and capacity to sell, convey, transfer, assign and deliver to Buyer the Subject Assets. All of the Subject Assets are in Seller's possession and under its control. All of the Subject Assets are in good operating condition and repair and are fit for the purposes for which they are used.

            3.4 Licenses and Rights. Seller possesses all franchises, licenses, easements, permits and other authorizations from governmental or regulatory authorities (either domestic or foreign) and from all other persons or entities that are necessary to permit it to engage in the Business as presently conducted in and at all locations and placed where it is presently operating.

            3.5 Articles of Incorporation and By-Laws. True, accurate and complete copies of the Articles of Incorporation and By-Laws or similar charter documents of Seller, together with all amendments thereto, have been delivered to Buyer.

            3.6 Material Misstatements or Omissions. No representations or warranties made by Seller in this Agreement furnished or to be furnished to Buyer in connection with the transactions governed by this Agreement, contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements of fact contained therein, in light of the circumstances under which they were made, not misleading.

                                  ARTICLE 4
                   REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer warrants and represents to, and agrees with, Seller as follows:

            4.1 Organization and Good Standing of Buyer. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, has full power and authority to carry on its business as and where now conducted.

            4.2 Authority of Buyer. The execution, delivery and consummation of this Agreement by Buyer has been authorized by the board of directors of Buyer in accordance with all applicable laws and the Articles of Incorporation and Bylaws of Buyer, and at the Closing Date no further corporate action will be necessary on the part of Buyer to make this Agreement valid and binding on Buyer and enforceable against Buyer in accordance with its terms.

            4.3 Execution, Delivery and Binding Effect. 'This Agreement has been duly executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer enforceable in accordance with its terms.

                                  ARTICLE 5
                               OTHER COVENANTS

            5.1 Conduct of Business. From and after the date of this Agreement and through the Closing, Seller agrees that Seller will conduct the Business only in the usual, regular and ordinary course of business. Without limiting the generality of the foregoing, Seller shall not do or permit any of the following without the prior written consent of Buyer:

                  (a) any sale or transfer of any assets, or settlement, cancellation or release of any indebtedness owing to Seller or of any other claims of Seller;

                  (b) any amendment or termination of any contract, agreement or license, to which Seller is a party or to which Seller or any of the assets of Seller are subject or bound;

                  (c) any loss, damage or destruction to the Subject Assets (whether or not covered by insurance);

                  (d) any transaction outside of the ordinary course of business; or

                  (e)   Any agreement or commitment to do any of the foregoing.

            5.2 Confidentiality. Seller agrees to keep any information that it receives from or relating to Buyer confidential and not to disclose such information to third parties other than accountants, lawyers, bankers and financial advisers necessary to complete the transactions contemplated by this Agreement.

            5.3 Notice and Cure. Seller agrees to notify Buyer promptly in writing of, and contemporaneously will provide Buyer with true and complete copies of any and all information or documents relating to, and will use their best efforts to cure before the Closing, any event, transaction or circumstance occurring after the date of this Agreement that causes or will cause any covenant or agreement of Seller in this Agreement to be breached or that renders or will render untrue any representation or warranty of Seller in this Agreement. Seller also will notify Buyer promptly in writing of, and will use their best efforts to cure, before the Closing, any violation or breach of any representation, warranty, covenant or agreement made by Seller in this Agreement, whether occurring or arising before, on or after the date of this Agreement.

                                  ARTICLE 6
                 CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER

The obligations of Buyer under this Agreement are, at its option, subject to satisfaction of the following conditions at or prior to the Closing:

            6.1 The warranties and representations made herein by Seller to Buyer shall be true and correct as of the Closing with the same effect as if such warranties and representations had been made as of the Closing, and Seller shall have performed and complied with all agreements and covenants contained herein on its part required to be performed or complied with on or prior to the Closing.

            6.2 Buyer shall have received such approvals, consents, authorizations, waivers and permits from any person, necessary or appropriate in order to enable Buyer to acquire the Subject Assets in the manner provided herein without the imposition of any conditions which Buyer might reasonably consider to be significant or adverse.

            6.3 All proceedings to be taken in connection with the consummation of the transactions contemplated by this Agreement, and all certificates, documents and instruments incidental thereto, shall be reasonably satisfactory in form and substance to Buyer and its counsel and Buyer shall have received copies of such documents and instruments as Buyer and its counsel may reasonably request in connection with such transactions.

            6.4 Buyer shall have completed it due diligence investigation of Seller and the results thereof shall be satisfactory to Buyer in its sole discretion.

            6.5   Receipt of Documents by Buyer.  Seller shall have delivered to
Buyer:

                  (a) certified copies of resolutions duly adopted by the board of directors of Seller approving this Agreement and the transactions contemplated under it;

                  (b) Buyer shall have received from Seller a certificate dated the Closing Date certifying that the conditions set forth in Sections 6.2 through 6.4 have been fulfilled.

            6.6 Instruments of Transfer and Delivery of the Subject Assets. Seller shall have delivered to Buyer good and sufficient instruments of transfer relating to the Subject Assets as required pursuant to Section 1.3. The instruments of transfer shall be in form and substance reasonably satisfactory to Buyer.

                                  ARTICLE 7
                                   CLOSING

The closing of the transactions contemplated by this Agreement (the "Closing") will take place at the offices of Local Telecom Systems, Inc., 3535 West Seventh Street, Suite 5, Fort Worth, Texas 76107 at 3:00 p.m. on or about August 15, 2002 or such other time and date mutually agreeable to the parties (the "Closing Date"). If the Closing has not occurred by September 5, 2001, then this Agreement will be deemed to have been terminated and abandoned, subject to the legal rights and remedies of any party arising out of any other party's breach of any of the provisions of this Agreement. The parties agree to use all reasonable efforts to achieve the Closing.

                                  ARTICLE 8
                         SURVIVAL OF REPRESENTATIONS
                                AND WARRANTIES

            8.1 Survival of Representations and Warranties. Notwithstanding the Closing of the transactions contemplated under this Agreement, or any investigation made by or on behalf of Buyer or Seller, the representations and warranties of Buyer and Seller contained in this Agreement or in any certificate, schedule, chart, list, letter, compilation or other document furnished pursuant to this Agreement, will survive the Closing.

                                  ARTICLE 9
                ASSIGNMENT, THIRD PARTIES, AND BINDING EFFECT

The rights of Seller under this Agreement are personal and are not assignable nor are their duties delegable without the prior written consent of Buyer, and any attempted assignment or delegation without such written consent will be null and void. This Agreement and the rights and duties of Buyer hereunder are freely assignable and delegable without the consent of Seller. Nothing contained in this Agreement is intended to convey upon any person or entity, other than the parties and their successors in interest and permitted assigns, any rights or remedies under or by reason of this Agreement. All covenants, agreements, representations and warranties of the parties contained in this Agreement are binding on and will inure to the benefit of Buyer or Seller, and their respective successors and permitted assigns.

                                  ARTICLE 10
                                   EXPENSES

Each party will bear their own respective expenses, including, without limitation, legal and accounting fees, in connection with the preparation and negotiation of this Agreement and consummation of the transactions hereunder.

                                  ARTICLE 11
                                   NOTICES

All notices, requests, demands and other communications under this Agreement must be in writing and will be deemed duly given: (i) when personally delivered,
(ii) upon receipt of a facsimile transmission with a confirmed transmission answer back, (iii) three (3) days after having been deposited in the United States mail, certified or registered, return receipt requested, postage prepaid, or (iv) one (1) business day after having been dispatched by a nationally recognized overnight courier service, addressed to the parties as follows:

To Buyer:   Local Telecom Systems, Inc.
            3535 West Seventh Street
            Suite 5
            Fort Worth, Texas 76107

To Seller:  CCCPA, INC.
            1133 Empire Central Dr.
            Dallas, Texas 75247

Any party may change its address for notice purposes by giving notice of such change of address in accordance with the foregoing provisions.

                                  ARTICLE 12
                                MISCELLANEOUS

            13.1 Waivers. Any failure by any of the parties to comply with any of the obligations, agreements or conditions set forth in this Agreement may be waived in writing by the other party or parties, but any such waiver will not be deemed a waiver of any other obligation, agreement or condition contained herein.

            13.2 Further Assurances. Each of the parties agrees to cooperate in the effectuation of the transactions contemplated under this Agreement and to execute any and all additional documents and take such additional action as is reasonably necessary or appropriate for such purposes.

            13.3 Governing Law. This Agreement, the construction, interpretation and enforcement hereof and the rights of the parties hereto shall be determined under, governed by and construed in accordance with the laws of the State of Nevada without regard to principles of conflicts of law.

            13.4 Entire Agreement. This Agreement, including any certificate, schedule, exhibit or other document delivered pursuant to its terms, constitutes the entire agreement among the parties hereto regarding the subject matter hereof and supersedes all previous agreements. There are no verbal agreements, representations, warranties, undertakings or agreements among the parties. This Agreement may not be amended or modified in any respect, except by a written instrument signed by the parties to this Agreement.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first above written.

                              "Buyer"

                              LOCAL TELECOM SYSTEMS, INC.
                              a Nevada corporation

                              By:   /s/ William R. Miertschin
                                    -------------------------------------------
                                    William R. Miertschin
                                    President

                              "Seller"

                              CCCPA, INC.
                              a Pennsylvania corporation

                              By:   /s/ Ted L. Snider
                                    -------------------------------------------
                                    Ted L. Snider
                                    President

                                                                Exhibit 10(iv)

                               PROMISSORY NOTE

Principal Balance:  $150,000.00           Date of Note:  December 30, 2000

      FOR VALUE RECEIVED, the undersigned Telkin Sheetmetal, Inc., located at 7313 Domino Lane, Houston, Texas 77076, promises to pay to the order of Signature Motorcars, Inc. located at 7738 Forest Lane #102, Dallas, Texas 75230, the sum of One Hundred Fifty Thousand & No/100's Dollars ($150,000.00), together with interest thereon at the rate of 9.0% per annum on the unpaid balance. Said sum shall be paid in the following manner:

      Quarterly payments of accrued interest only which are due within fifteen days after the end of each quarter of March 31, June 30, July 31, September 30 and December 30. Principal payments shall be paid in variable payments; the amount of principal paid shall not be less than 30% of the amount paid on Retainage Accounts, as listed on the schedule attached hereto as Exhibit A. These principal payments shall be paid within fifteen days upon receipt of said payments. This note shall mature and the entire principal and accrued interest shall be due and payable on December 30, 2002.

      All payments shall be first applied accrued interest and the balance to principal. This note may be prepaid, at any time, in whole or in part, without penalty.

      This note shall at the option of any holder hereof be immediately due and payable upon the occurrence of any of the following: 1) Failure to make any payment due hereunder within fifteen (15) days of its due date. 2) Breach of any condition of any security interest, mortgage, loan agreement, pledge agreement or guarantee granted as collateral security for this note. 3) Breach of any condition of any loan agreement, security agreement or mortgage, if any, having a priority over any loan agreement, security agreement or mortgage on collateral granted, in whole or in part, as collateral security for this note. 4) Upon the death, incapacity, dissolution or liquidation of any of the undersigned, or any endorser, guarantor to surety hereto; 5) upon the filing by any of the undersigned of an assignment for the benefit of creditors, bankruptcy or other form of insolvency, or by suffering an involuntary petition in bankruptcy or receivership not vacated within thirty (30) days.

      In the event this note shall be in default and placed for collection, then the undersigned agrees to pay all reasonable attorney fees and costs of collection. Payments not made within five (5) days of due date shall be subject to a late charge of 5% of said payment. All payments hereunder shall be made to such address as may from time to time be designated by any holder.

      The undersigned and all other parties to this note, whether as endorsers, guarantors or sureties, agree to remain fully bound until this note shall be fully paid and waive demand, presentment and protest and all notices hereto and further agree to remain bound, notwithstanding any extension, modification, waiver or other indulgence or discharge or release of any obligor hereunder or exchange, substitution, or release of any collateral granted as security for this note. No modification or indulgence by any holder thereof shall be binding unless in writing; and any indulgence on any one occasion shall not be an indulgence for any other or future occasion. Any modification or change in terms, hereunder granted by any holder, shall be valid and binding upon each of the undersigned, notwithstanding the acknowledgment of any of the unsigned, and each of the undersigned does hereby irrevocably grant to each of the others a power of attorney to enter into any such modification of their behalf. The rights of any holder hereof shall be cumulative and not necessarily successive. This note venue shall be in Harris County, Texas and shall be construed, governed and enforced in accordance with the laws of the State of Texas.

Without being limited thereto or thereby, this Note is secured by the following:
      (a) Assignment of Retainage- Accounts Receivable of Telkin Sheetmetal, Inc., as outlined in Exhibit A, hereto attached and
      (b) Pledge of 150,000 shares of restricted shares of Black Giant Oil Company common stock, certificate # FWU 12601, in the name of Benjamin Botello, Trustee.

Borrower:  Telkin Sheetmetal, Inc.


---------------------------
Borrower

Name: _____________________
Title:   _____________________

                              SECURITY AGREEMENT

December 30, 2000


BE IT KNOWN, that for good and valuable consideration Telkin Sheetmetal, Inc. of 7313 Domino Lane, Houston, Texas 77076 (Debtor) grants to Signature Motorcars, Inc. and its successors and assigns (Secured Party) a security interest pursuant to Article 9 of the Uniform Commercial Code in the following property (Collateral), which shall include all after-acquired property of a loke nature and description and proceeds and products thereof:

      A) All Retainage Accounts Receivable of Telkin Sheetmetal, Inc. and all proceeds resulting from the payment of such accounts.
      B) 150,000 restricted shares of Black Giant Oil Company stock, certificate # FWU 12601.

Debtor hereby acknowledges to Secured Party that:

1. The collateral shall be maintained at the Debtor's address and not moved or relocated without written consent.
2. The Debtor warrants that Debtor owns the collateral and it is free from any other lien, encumbrance and security interest or adverse interest and the Debtor has full authority to grant this security interest.
3. Debtor agrees to execute such financing statements as are reasonably required by Secured Party to perfect this security agreement in accordance with the state law and the Uniform Commercial Code.
4. Upon default in payment or performance of any obligation for which this security is granted, or breach of any term of this security agreement, then in such instance Secured Party may declare all obligations immediately due and payable and shall have all remedies of a secured party under the Uniform Commercial Code, as enacted in the Debtor's state, which rights shall be cumulative and not necessarily successive with any rights or remedies.
5. Debtor agrees to maintain such insurance coverage on the collateral as Secured Party may from time to time reasonably require and Secured Party shall be named as loss payee.
6. This security agreement shall further be in default upon the death, insolvency or bankruptcy of any party who is an obligor to this agreement or upon any material decrease in the value of the collateral or adverse change in the financial condition of the Debtor.
7. Upon default the Debtor shall pay all reasonable attorneys' fees and costs of collection necessary to enforce this agreement.

IN WITNESS WHEREOF, this agreement is signed this the 30 day of December 2000.

Debtor:  Telkin Sheetemtal, Inc.


-----------------------
Debtor

                               LIMITED GUARANTY

December 30, 2000


BE IT KNOWN, for good consideration and as an inducement for Signature Motorcars, Inc. to extend credit from time to time to Telkin Sheetmetal, Inc. the undersigned unconditionally guarantees to Creditor the prompt and punctual payment of certain sums now or hereinafter due Creditor, provided that the liability of the guarantor hereunder, whether singularly or collectively, shall be limited to the sum of $150,000.00 as a maximum liability and guarantor shall not be liable under this guarantee for any greater or further amount.

The undersigned guarantor agrees to remain fully bound on this guarantee, notwithstanding any extension, forbearance, indulgence or waiver, or release or discharge or substitution of any party or collateral or security for the debt. In the event of default, Creditor may seek payment directly from the undersigned without the need to proceed first against the borrower. Guarantor further waives all surety ship defenses consistent with this limited guaranty. In the event of default, the guarantor shall be responsible for all attorneys' fees and reasonable costs of collection, which may be in addition to the limited guaranty amount.

This guaranty shall be binding upon and inure to the benefit of the parties, their successors, assigns and personal representatives.


Guarantor:


---------------------
Benjamin Botello

                                                                 Exhibit 10(v)

                               PROMISSORY NOTE

$50,000                                               Cisco, Texas
Dated:  March 27, 2000                                Maturity Date: On Demand

      FOR VALUE RECEIVED, BROADBAND WIRELESS INTERNATIONAL
CORPORATION, a Nevada corporation, with an address of 1301 Avenue M, Cisco, Texas 76437 (the "Maker"), does promise to pay to the order of SIGNATURE MOTORCARS, INC., with an address of 7738 Forest LN #102, Dallas, Texas 75230 (the "Holder"), at such place as may be designated by the Holder of this promissory note (the "Note"), the principal sum of FIFTY THOUSAND and No/100's Dollars ($50,000), at ten percent (10%) interest per annum. The principal and interest of this Note shall be due and payable on demand of the Holder.

      Whenever any payment shall be due under this Note on a day which is not a "Business Day" (as such term is hereafter defined), the date on which such payment is due shall be extended to the next succeeding Business Day with the same force and effect as if made on the date of payment. "Business Day" means a day other than a Saturday, Sunday or other day on which national banks in Cisco, Texas are authorized to be closed.

      Event of Default. Except as set forth in the preceding section, the failure to pay principal and interest when due shall be an event of default.

      Right of Prepayment. At any time from the date hereof to the due date, the Maker may prepay the entire principal sum or any portion thereof, without penalty or restriction.

      Amendment and Waiver. This Note may not be changed, modified or amended, or terminated, nor may any of its provision be waived, except by an agreement in writing signed by the party against whom enforcement thereof is sought.

      Collection. If this note is given to an attorney for collection, or if suit is brought for collection or enforcement, or if it is collected through probate, bankruptcy, or other judicial proceeding, then Maker shall pay Holder all costs of collection and enforcement, including reasonable attorney's fees and court costs, in addition to other amounts due.

      Jurisdiction and Venue. Maker and Holder irrevocably agree that venue for any dispute or controversy arising between them or any person or entity in privity therewith, out of the transactions effected and relationships created pursuant to this Note including any dispute or controversy regarding the formation, terms, or construction of this Note, regardless of kind or character shall lie in any court of competent jurisdiction in Cisco, Texas.

      Governing Law. This Note shall be governed by and construed, enforced, and administered in accordance with the laws of the state of Texas without regard to its principles of conflicts of laws. This Note shall not be construed for or against a party merely because that party prepared it, but will at all times be construed according to its fair meaning.

      Promises Binding. This Note shall be binding upon the Maker and its successors and assigns.

      IN WITNESS WHEREOF, the Maker has caused this instrument to be duly signed as of the date first set forth above.

                  BROADBAND WIRELESS INTERNATIONAL CORPORATION


                  By:   /s/ Ivan W. Webb
                        --------------------------------------
                        Ivan W. Webb, President

                                                                Exhibit 10(vi)

Nonrecourse                                           Dated: February 3, 2000
$151,000.00


                               PROMISSORY NOTE

FOR VALUE RECEIVED, Bryan Gossett, a resident of Texas ("Maker"), promises to pay to Signature Motorcars, Inc., a Nevada Corporation ("Holder"), or order, One Hundred and Fifty One Thousand Dollars ($151,000.00).

      1. Payments. The principal on the obligation represented hereby (the "Principal") shall be repaid in one lump sum, payable on February 3, 2003, which date is three years from the date hereof (the "Maturity Date").

      2. Interest. This obligation shall bear simple interest, which shall be at the rate of 10% per annum, payable on the Maturity Date.

      3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder or his order at Maker's principal place of business.

      4. Prepayment. Advance payment or payments may be made on the principal, without penalty of forfeiture. There shall be no penalty for prepayment.

      5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

            (a) Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

            (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

            (c) An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving any involuntary petition seeking reorganization of the Maker, or any order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

      6. Attorney's Fees. If this notice is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorney's fees, costs, or other expenses incurred by Holder in so doing.

      7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Nevada.

      8. Security. Secured by 50% interest in 1500 acres more or less oil & gas mineral lease described further in attached Exhibit A.


                                  Bryan Gossett

                                          By:   /s/ Bryan Gossett
                                                -------------------------------
                                                Bryan Gossett

                                                                 Exhibit (vii)

                    MINUTES OF THE SPECIAL MEETING OF THE
                  SHAREHOLDERS OF SIGNATURE MOTORCARS, INC.


      A Special Meeting of the Shareholders of the above Corporation was held, pursuant to a Waiver of Notice of said meeting dated February 22, 2002, at 7738 Forest Lane, Suite 102, Dallas, Texas 75230, on the 22nd day of February, 2002, at 10:00 o'clock a.m. The following shareholders were present:

Priscilla Anderson                         150,000 shares
William R. Miertschin                    3,998,953 shares
Ivan Webb                                  417,408 shares
Victoria L. Lucas                          315,000 shares
Howard Siegel                              228,000 shares
Graford Communications Group             2,000,000 shares
Copano Bay Associates                      719,818 shares
                                         ----------------
      Total                              7,829,179 shares

      The meeting was called to order by William R. Miertschin, President of the Corporation. William R. Miertschin, President of the Corporation, conducted the meeting.
      The President declared that a quorum of the common shares was present and that the meeting was duly organized. The Corporation has a total of 15,000,000 common shares issued and outstanding.
      The Secretary presented and read the notice of time, place, and purpose of the meeting, signed by the President, which was ordered filed.
      The President requested and it was voted to ratify the minutes of the last meeting of the Board of Directors.
      The President stated that the shareholders ratify the employment of Clyde Bailey, PC, San Antonio, Texas as auditors for fiscal years 2000 and 2001 and to retain the firm as auditors for fiscal year 2002.


MINUTES OF THE SPECIAL MEETING OF THE
SHAREHOLDERS OF SIGNATURE MOTORCARS, INC.                                     57

      The President stated that it is in the best interest of the Corporation to authorize a four (4) shares for five (5) share reverse stock split effective February 22, 2002. The record date for shares affected by the reverse split shall be February 19, 2002. The reverse stock split shall not affect either the par value or the authorized capitalization of the Company.
      The President stated that it was in the best interest of the Corporation to authorize a stock dividend of the common shares of International Royalty & Oil, Inc. a wholly owned subsidiary of Signature Motorcars, Inc., a one to three split on the basis of a 1 share of International Royalty & Oil, Inc. to be issued to shareholders for every 3 shares held by the stockholders of Signature Motorcars, Inc. as of the record date of February 19, 2002.
      The President further stated that it be in the best interest of the Corporation to authorize a stock dividend of the common shares of Signature Financial Services, Inc., a wholly owned subsidiary of Signature Motorcars, Inc. to be issued to shareholders on the basis of a 1 share of Signature Financial Services, Inc. for every 3 shares held by the stockholders of Signature Motorcars, Inc. as of the record date of February 19, 2002.
      The President further stated it is deemed to be in the best interest of the Corporation to authorize a stock dividend of the common shares of Cumberland Continental Corp., Inc., a wholly owned subsidiary of Signature Motorcars, Inc. on the basis of a 1 share of Cumberland Continental Corp, Inc. to be issued to shareholders for every 3 shares of Signature Motorcars, Inc. as of the record date of February 19, 2002.
      The President further stated it is deemed to be in the best interest of the Corporation to authorize a stock dividend of the common shares of Signature Healthcare., Inc., a wholly owned subsidiary of Signature Motorcars, Inc. on the basis of a 1 share of Signature Healthcare, Inc. to be issued to shareholders for every 3 shares of Signature Motorcars, Inc. as of the record date of February 19, 2002.


MINUTES OF THE SPECIAL MEETING OF THE
SHAREHOLDERS OF SIGNATURE MOTORCARS, INC.                                     58

      The President stated that it was in the best interests of the corporation to effect a reverse merger with Local Telecom Systems, Inc., a Nevada Corporation and that the name of the corporation be changed to Local Telecom Systems, Inc.
      The President stated it is in the best interest of the corporation to accept the resignations of Victoria Lucas and Howard Siegel as directors effective immediately.
      An election of directors was held a the direction of the President, William R. Miertschin. William R. Miertschin, Richard M. Hewitt and Tracey Norris were nominated for directors. The nominations were closed and William R. Miertschin, Richard M. Hewitt, and Tracey Norris were subsequently elected as directors.
      Upon motion duly made by William R. Miertschin and seconded by Victoria Lucas, the following resolution was unanimously adopted:

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation be authorized to effect a stock dividend of the shares of International Royalty & Oil Inc. to the shareholders of Signature Motorcars, Inc. on the basis as listed above. International Royalty & Oil, Inc. on a 1 share of Inc. for every 3 shares of Signature Motorcars, Inc.

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation be authorized to effect a stock dividend of the shares of Signature Financial Services, Inc. to the shareholders of Signature Motorcars, Inc. on the basis as listed above. Signature Financial Services, Inc. on a 1 share of Signature Financial Services, Inc. for every 3 shares of Signature Motorcars, Inc.

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation be authorized to effect a stock dividend of the shares of Cumberland Continental Corp, Inc. to the shareholders of Signature Motorcars, Inc. on the basis as listed above. Cumberland Continental Corp., Inc. on a 1 share of Cumberland Continental Corp, Inc. for every 3 shares of Signature Motorcars, Inc.

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation be authorized to effect a stock dividend of the shares of Signature Healthcare, Inc. to the shareholders of Signature Motorcars, Inc. on the basis as listed above. Signature Healthcare, Inc. on a 1 share of Signature Healthcare, Inc. for every 3 shares of Signature Motorcars, Inc.

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation to authorizes a four
      (4) shares for five (5) share reverse stock split.

      NOW, THEREFORE, IT IS RESOLVED, that the Corporation be authorized to issue 26,710,000 shares of its common stock in exchange for all of the outstanding common stock of Local Telecom Systems, Inc. effective immediately. Local Telecom Systems, Inc. operates as a pre-paid local telephone reseller licensed in 45 states.


MINUTES OF THE SPECIAL MEETING OF THE
SHAREHOLDERS OF SIGNATURE MOTORCARS, INC.                                     59

      NOW, THEREFORE, IT IS RESOLVED, that the name of the Corporation be changed from Signature Motorcars, Inc. to Local Telecom Systems, Inc. and to amend the Articles of Incorporation to reflect such change.

      NOW, THEREFORE, IT IS RESOLVED, that the auditing firm of Clyde Bailey, P.C., San Antonio, Texas be hired by the Company to audit year 2000, 2001 and to be the auditors for year 2002.

      There being no further business matter before the meeting, upon motion duly made seconded and unanimously adopted, the meeting was adjourned.

      SIGNED on this the 22nd day of February, 2002.


                                          /s/ William R. Miertschin
                                          -------------------------------------
                                          William R. Miertschin
                                          President and Shareholder

                                          /s/ Howard Siegel
                                          -------------------------------------
                                          Howard Siegel
                                          Shareholder

                                          /s/ Victoria Lucas
                                          -------------------------------------
                                          Victoria Lucas
                                          Shareholder

                                          /s/ Priscilla Anderson
                                          -------------------------------------
                                          Priscilla Anderson
                                          Shareholder

                                          /s/ Ivan Webb
                                          -------------------------------------
                                          Ivan Webb
                                          Shareholder

                                          /s/ Richard M. Hewitt
                                          -------------------------------------
                                          Richard M. Hewitt, General Partner
                                          Graford Communications Group

                                          /s/ Richard M. Hewitt
                                          -------------------------------------
                                          Richard M. Hewitt, General Partner
                                          Copano Bay Associates


MINUTES OF THE SPECIAL MEETING OF THE
SHAREHOLDERS OF SIGNATURE MOTORCARS, INC.                                     60

                                                                    Exhibit 21

                 SUBSIDIARIES OF LOCAL TELECOM SYSTEMS, INC.

Subsidiary                    State of Incorporation
----------                    ----------------------

Local Telecom Services, LLC   Texas
CCCAL, Inc.                   Alabama
CCCAZ, Inc.                   Arizona
CCCCA, Inc.                   California
CCCCO, Inc.                   Colorado
CCCCT, Inc.                   Connecticut
CCCDE, Inc.                   Delaware
CCCDC, Inc.                   District of Columbia
CCCFL, Inc.                   Florida
CCCGA, Inc.                   Georgia
CCCID, Inc.                   Idaho
CCCIL, Inc.                   Illinois
CCCIN, Inc.                   Indiana
CCCIA, Inc.                   Iowa
CCCKS, Inc.                   Kansas
CCCKY, Inc.                   Kentucky
CCCMA, Inc.                   Massachusetts
CCCMS, Inc.                   Mississippi
CCCME, Inc.                   Maine
CCCMD, Inc.                   Maryland
CCCMI, Inc.                   Michigan
CCCMN, Inc.                   Minnesota
CCCMT, Inc.                   Montana
CCCND, Inc.                   North Dakota
CCCNE, Inc.                   Nebraska
CCCNV, Inc.                   Nevada
CCCNH, Inc.                   New Hampshire
CCCNJ, Inc.                   New Jersey
CCCNM, Inc.                   New Mexico
CCCNY, Inc.                   New York
CCCOH, Inc.                   Ohio
CCCOR, Inc.                   Oregon
CCCRI, Inc.                   Rhode Island
CCCSC, Inc.                   South Carolina
CCCSD, Inc.                   South Dakota
CCCTN, Inc.                   Tennessee
CCCUT, Inc.                   Utah
CCCVT, Inc.                   Vermont
CCCVA, Inc.                   Virginia
CCCWA, Inc.                   Washington
CCCWV, Inc.                   West Virginia
CCCWI, Inc.                   Wisconsin
CCCWY, Inc.                   Wyoming

Asset Purchase States

CCCLA, Inc.                   Louisiana
CCCPA, Inc.                   Pennsylvania