Form 10QSB
period 2001-12-31
LOCAL TELECOM SYSTEMS INC
filed 2002-10-18
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period ended December 31, 2001

                           Commission File No. 2-42114

                           Local Telecom Systems, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Nevada                                   75-1310613
    (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
     incorporation or organization)


                          3537 West 7th Street, Suite 5
                             Fort Worth, Texas 76107
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (817) 675-4237

           Securities registered pursuant to Section 12(g) of the Act

                         Common Stock, Par Value $0.0167


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES               NO  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On December 31, 2001 the Registrant had 10,813,182 shares of its common stock outstanding and as of October 15, 2002, the Registrant had outstanding 39,330,585 shares of its common stock, par value $0.0167 per share.

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2001, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended September 30, 2001.

                           Local Telecom Systems, Inc.
                       (formerly Signature Motorcars Inc.)
                           Consolidated Balance Sheets
                                    Unaudited

                                   A S S E T S

                                                     December 31   September 30
                                                        2001           2001
                                                    -------------  ------------
Current Assets

      Cash                                           $      4,564   $     1,940
      Notes Receivable                                    232,880       150,000
      Accounts Receivable                                     123             -
      Accrued Interest Receivable                           9,421         9,449
                                                    -------------  ------------
           Total Current Assets                           246,988       161,389

Investments, at Market Value                                2,480         2,904

Fixed Assets
      Equipment, net of accumulated depreciation            6,835         7,361
                                                    -------------  ------------
           Total Fixed Assets                               6,835         7,361

Other Assets:
      Seismic Library                                      64,275        64,275
      Note Receivable                                     176,000       176,000
                                                    -------------  ------------
           Total Other Assets                             240,275       240,275

           Total Assets                              $    496,578   $   411,929
                                                    =============  ============

                              L I A B I L I T I E S

Current Liabilities
      Accounts Payable and accrued expenses                19,321             -
                                                    -------------  ------------
      Total Current Liabilities                            19,321             -

      Total Liabilities                                    19,321             -

      Commitments and Contingencies                             0             0

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock, par value $.10 per share
      authorized shares 1,000,000 shares, no shares outstanding
Common Stock                                              205,079       199,050
      100,000,000 authorized shares, par value $.0167
      12,280,182 and 11,919,182 shares issued and outstanding
Additional Paid-in-Capital                              8,316,459     8,150,288
Accumulated other comprehensive income                    (12,358)      (11,934)
Accumulated Deficit                                    (8,031,923)   (7,925,475)
                                                    -------------  ------------
      Total Stockholders' Equity (Deficit)                477,257       411,929
                                                    -------------  ------------
      Total Liabilities and Stockholders' Equity     $    496,578   $   411,929
                                                    =============  ============




    The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                       -------------------------
                                                       December 31  December 31
Revenues:                                                 2001          2000
                                                       -----------  ------------
     Revenues                                           $        -   $        -
                                                       -----------  ------------
           Total Revenues                                        -            -

Expenses:
     Legal and Professional Services                        17,400        1,160
     Depreciation                                              526          526
     Consulting                                             67,200            -
     Salaries, Wages, and Transfer Agent Fees                9,500            -
     Other Selling, general & administrative expenses       15,320        6,014
                                                       -----------  ------------
     Total Expenses                                        109,946        7,700

           Operating Income                               (109,946)      (7,700)

Other Income (Expenses)

     Interest (expense)                                          -
     Interest Income                                         3,375         3375
     Other Income (expenses)
                                                       -----------  ------------
           Loss from Continuing Operations              $ (106,571)  $   (4,325)

Discontinued Operations:                                       123            -
                                                       -----------  ------------
           Net Loss                                     $ (106,448)  $   (4,325)
                                                       ===========  ============

Basic and Diluted Earnings Per Common Share                  (0.01)       (0.00)
                                                       -----------  ------------
Weighted Average number of Common Shares                11,935,849   11,126,182
     used in per share calculations                    ===========  ============










      The accompanying notes are an integral part of financial statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                       December 31   December 31
                                                          2001           2000
                                                      -------------  -----------
Cash Flows from Operating Activities:

    Net Income (Loss)                                  $  (106,448)   $  (4,325)

    Adjustments to reconcile net income (loss) to
      net cash provided(used) to operating activities:
        Depreciation                                           526          526
        Stock for Services                                  67,200
        Accts Receivable                                      (123)           -
        Accrued Interest Receivable                             28       (3,375)
        Accounts Payable                                    19,321            -
                                                      -------------  -----------
        Total Adjustments                                   86,952       (2,849)
                                                      -------------  -----------
Net Cash provided (used) in Operating Activities       $   (19,496)   $  (7,174)

Cash Flows from Investing Activities:

    Notes Receivable:
    Advances                                               (88,000)
    Collections                                              5,120
    Capital Expenditures                                        -            -
                                                      -------------  -----------
Net Cash provided (used) in Investing Activities       $   (82,880)   $      -
                                                      -------------  -----------
Cash Flows from Financing Activities:

    Common Stock                                             5,000           -
    Common Stock - Signature Healthcare                    100,000
    Note Payable                                                -            -
                                                      -------------  -----------
Net Cash provided (used) by Financing Activities       $   105,000    $      -
                                                      -------------  -----------
Net Increase (Decrease) in Cash                        $     2,624    $  (7,174)

Cash Balance,  Beginning of Period                           1,940       27,056
                                                      -------------  -----------
Cash Balance, End of Period                            $     4,564    $  19,882
                                                      =============  ===========

Supplemental cashflow information:
    Cash Paid for interest                             $     1,241    $      -

    Cash Paid for income taxes                         $              $      -






    The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

Local Telecom Systems, Inc. (formerly Signature Motorcars, Inc.) (the "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to change its name to Local Telecom Systems, Inc.

NOTE 2 - BASIS OF PRESENTATION

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

                           Principles of Consolidation

The Company has four subsidiaries that had limited activities as of December 31, 2001. The Company plans merger activities with these subsidiaries in the coming year. There have been limited operations in these subsidiaries to date. A brief description of the subsidiaries are as follows:

On July 22, 1999 the Company formed International Royalty & Oil Co. for the purpose of engaging in oil and gas operations. The president of this entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems, Inc. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On July 29, 2000 the Company formed Signature Financial Services, Inc. for the purpose of engaging in financial matters and to assist in funding its sister companies projects. The president of Signature Financial Services, Inc. is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems, Inc. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On June 22, 2001 the Company formed Cumberland Continental Corp. in anticipation of a potential merger which has not been consummated at this time. The president of this newly formed entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems, Inc. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

                           Local Telecom Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)
On September 19, 2001 the Company formed Signature Healthcare, Inc. for the purpose of packaging healthcare single ready to use package primarily for the ophthalmology health field. The president of this newly formed entity is William
R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc. now known as Local Telecom Systems, Inc. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section. During the quarter ending December 31, 2001 Signature Healthcare, Inc. a company subsidiary, raised a $100,000 from one accredited investor through the placement of 200,000 shares of Signature Healthcare's common stock.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2002. The September 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

Shares of common stock issued by the Company for other than cash have been assigned an amount equivalent to the fair value of the service or assets received in exchange.

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

      The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 3 - COMMON STOCK

      In October of 2001, the Company sold 25,000 shares of its common stock for cash in the amount of $5,000 to an unrelated party. Also in October 2001, the Company issued 108,000 shares of its common stock to consultants and 228,000 shares of its common stock to its three directors in exchange for services. These shares were valued at $.20 per share and expensed as consulting services.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Discussion:

The Company, formerly know as Signature Motorcars, Inc., and now known as Local Telecom Systems, Inc. (LTSI), entered into an agreement subsequent to the end of this quarter to merge/acquire Local Telecom Systems. The acquisition was completed on August 29, 2002. LTSI offers local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several customer calling features, for an additional fee, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

LTSI purchases phone services from the incumbent local exchange carrier at deep discounts (currently up to 26%) and resells the service on a prepaid basis at a premium, allowing attractive profit margins. The markets are households without phone service due to lack of credit history or a poor credit history, and/or the inability to pay a deposit.

LTSI is a flat rate service provider with a customer base of approximately 1,200 in Texas, New Mexico and Arizona. LTSI is not a measured service provider, which is when service is provided on a per call or minute basis. LTSI now has the licenses in place to expand into 42 more states for a total of 45 states.

Developments during the Quarter ended December 31, 2001:

Signature Healthcare, Inc.

In August 2001 the Company organized a wholly owned subsidiary, Signature Healthcare, Inc., a Nevada corporation, for the purpose of entering into an agreement with National Healthcare, Inc. of Montour Falls, New York. National Healthcare, Inc. is a facility for packaging healthcare "single ready to use package" for the ophthalmology health field. On August 24, 2001, Signature Healthcare Inc. entered into an agreement with National Healthcare, Inc. of New York, a custom medical and surgical packaging company. The terms of the agreement provided for Signature Healthcare to purchase all of the assets of National Healthcare, Inc. During this quarter ended December 31, 2001 Signature Healthcare, Inc. raised $100,000 through the placement of 200,000 shares of its restricted common stock. Subsequent to the end of the quarter ended December 31, 2002 the Company distributed all its shares (5,217,179 common shares) in Signature Healthcare, Inc. to its shareholders of record on April 15, 2002 in the form of a dividend of unregistered securities. The Company has been advised that these unregistered distributions may not be exempt from registration and that the Company may have some contingent liability for the distributions as a result.

Assets and Liquidity:

During the quarter ended December 31, 2001, a substantial portion of the Company's business was conducted through a subsidiary, Signature Healthcare, Inc., as mentioned above. Of the Company's $232,880 Notes Receivable as of December 31, 2001, $88,000 is attributable to the National Healthcare/Signature Healthcare agreement with $63,000 directly attributable to National Healthcare and $25,000 to EyeDirect I, a marketing group working with both National Healthcare and Signature Healthcare. In addition to these receivables the Company also arranged more than $150,000 in funds for working capital and services for National Healthcare EyeDirect I from third parties. The remainder of the $232,880 Notes Receivable is $144,880 note from Telkin Sheetmetal, Inc.

The Accrued Interest Receivable on December 31, 2001 was from two notes: 1) $151,000 from Bryan Gossett on the Upton County, Texas leases at 10% interest and 2) Telkin Sheetmetal, Inc. as stated above. No interest was accrued for the BroadBand Wireless International Corporation note at 10% interest as a result BroadBand's current bankruptcy proceedings.

On December 31, 2001 the total current assets of the Company were $246,988 compared to total current assets of $161,389 on September 30, 2001. The increase in current assets was directly related to the addition of the notes receivable from the National Healthcare and EyeDirect I arrangement with Signature Healthcare, Inc., a former subsidiary of the Company.

The Company has investments in marketable securities that have a value of $2,480 on December 31, 2001 and a value of $2,904 on September 30, 2001. The decline in value is directly related to the stock price on those two dates.

The Company also has other assets totaling $240,275 on both September 30, 2001 and December 31, 2001 which consists of a Seismic Library and Notes Receivable. The Seismic Library consists of a database of seismic covering the coastal regions of South Louisiana and Southeast Texas for $64,275. There are two Notes Receivable totaling $176,000 which includes the $50,000 note from Broadband Wireless International, Inc. which has been written down to $25,000 as Broadband Wireless International is currently in bankruptcy. The other note is from Bryan Gossett for $151,000 with 1,500 acres of oil and gas leases as collateral.

Total assets of the Company on December 31, 2001 were $496,578 compared to $411,929 on September 30, 2001. The $84,649 increase in total assets is attributable to Signature Healthcare's agreement and funding provided to the National Healthcare group as previously mentioned.

The Company does not have any long-term debt or bank debt. However, on December 31, 2001 the Company had accounts payable of $19,321, most of which are professional fees (legal and accounting).

The Company has Stockholders' Equity of $477,257 on December 31, 2001 compared to $411,929 on September 30, 2001, representing an increase of $65,328 or a 15.85% increase in total assets during this quarter as a result of the Signature Healthcare activities as previously stated.

As of December 31, 2001 the Company had limited liabilities and had current assets of $246,988. Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states acquired on August 29, 2002.

Revenues:

The Company only had one income producing property on December 31, 2000, and December 31, 2001, a small Canadian override which generated $123 for the first quarter of the fiscal year 2001 compared to no revenues reported for the quarter ended December 31, 2000. These revenues are shown under Discontinued Operations on the Consolidated Statements of Operation. There were no other revenues reported other than the interest earned on its notes receivable which is more fully described below. During the fiscal year ended September 30, 1999, the Company reported all of its oil and gas operations as discontinued operations. As a subsequent event the Company transferred all oil and gas related activities to a wholly owned subsidiary, International Royalty & Oil Co., in April 2002.

The Company did report interest income from its loans to Telkin Sheetmetal and loan to an individual for oil leases, reporting $3,375 for both quarterly periods ended December 31, 2000 and December 31, 2001.

Expenditures

During this quarter the Company incurred legal and professional fees of $17,400 to position the Company for a merger/acquisition. During quarter ended December 31, 2001, in order to conserve working capital, the Company issued 336,000 common restricted shares in lieu of cash for consulting services (see issuance of unregistered shares below). These shares were issued to directors, officers and consultants based at a value of $67,200. The Company did not incur any consulting services during the quarter ended December 31, 2000. Salaries, Wages, and Transfer Agent Fee totaled $9,500 during this quarter of which $9,000 were salaries compared to no salaries, wages or transfer agent fees incurred during the same period in 2000. General and Administration expenses rose from $6,014 to $15,320 when comparing the quarter ended December 31, 2000 to the same period ended December 31, 2001. The increases in General and Administrative expenses were attributable to additional travel expenses incurred in negotiating and meeting with the National Healthcare group.

Net Income (Loss)

The Company incurred a Net Loss of $106,448 for the quarter ended December 31, 2001 compared to a Net Loss of $4,325 for the quarter ended December 31, 2000. The increase in the amount of loss for the current period is mostly attributable to the amount of expenditures incurred from consulting services for seeking and preparing the Company for a merger and/or acquisition partner.

Material change and Working Capital Requirements:

As a result of the Company's merger with LTSI, the Company business, as of August 29, 2002, increased its cash requirements through the expansion of its services in 42 additional states. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base from 1,200 to over 9,000 within the next twelve months. A funding campaign to raise approximately $2,000,000 in working capital is planned during the next few months, through equity/debt financing and/or the placement of the Company's common stock. The Company's cash flow projections indicate that an initial funding of $2,000,000 in working capital would be sufficient to expand the Company's current business to the broader national market. During the second year of operations following the desired funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000. However, no assurance can be given that the Company will be successful in raising this amount of financing, or any amount, or that the Company's growth projections will be met.

Caution Respecting Forward-Looking Information

This Form 10-QSB includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward- looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

                         PART II. - OTHER INFORMATION

Item 2. Changes in Securities:

On October 25, 2001 the Company issued the following restricted shares of common stock to the following persons in exchange for their services: Karen Lee (10,000 shares), Robert Anderson (25,000 shares) Amber Smith (15,000 shares), J.V. Rhyne (10,000 shares), Benjamin Botello (45,000 shares), Barbara Williams (1,000 shares) Susie Hare (1,000 shares) and Melissa Eason (1,000 shares). The Company also sold to Dale Houlette, an existing shareholder, 25,000 restricted common shares for $5,000. All of these restricted shares were issued in reliance on the exemption from registration, including but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

On December 7, 2001 the Company issued 228,000 restricted common shares as compensation to its officers and directors (William R. Miertschin, Victoria Lucas and Howard Siegel). These restricted shares were issued in reliance on the exemption from registration, including but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LOCAL TELECOM SYSTEMS, INC.
                                          (Registrant)


Date: October 18, 2002                    /s/ William R. Miertschin
      ----------------                    ------------------------------------
                                    By:   William R. Miertschin, President &
                                          Chief Executive Officer