Form 10QSB
period 2002-03-31
LOCAL TELECOM SYSTEMS INC
filed 2002-10-18
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2002

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

As of March 31, 2002, the Registrant had outstanding 15,350,000 shares of its common stock. As of October 15, 2002 the Registrant had outstanding 39,330,585 shares of its common stock, par value $0.0167 per share.

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended September 30, 2001.

                           Local Telecom Systems, Inc.
                       (formerly Signature Motorcars Inc.)
                           Consolidated Balance Sheets
                                    Unaudited

                                   A S S E T S
                                                       March 31    September 30
                                                         2002          2001
                                                     ------------  ------------
Current Assets

    Cash                                              $     8,862   $     1,940
    Notes Receivable                                      231,058       150,000
    Accounts Receivable                                       182            -
    Accrued Interest Receivable                             9,502         9,449

       Total Current Assets                               249,604       161,389
                                                     ------------  ------------
Investments, at Market Value                                2,480         2,904

Fixed Assets
    Equipment, net of accumulated depreciation              6,309         7,361
                                                     ------------  ------------
       Total Fixed Assets                                   6,309         7,361

Other Assets:
    Seismic Library                                        64,275        64,275
    Deposit on Acquisition                                181,595            -
    Note Receivable                                       176,000       176,000
                                                     ------------  ------------
       Total Other Assets                                 421,870       240,275

       Total Assets                                   $   680,263   $   411,929
                                                     ============  ============

                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable and accrued expenses                  19,548            -
                                                     ------------  ------------
       Total Current Liabilities                           19,548            -

       Total Liabilities                                   19,548            -

    Commitments and Contingencies                               0             0

                     S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock, par value $.10 per share                      -             -
    authorized shares 1,000,000 shares, no shares outstanding
Common Stock                                              261,810       199,050

Additional Paid-in-Capital                              8,471,323     8,150,288
Accumulated other comprehensive income                    (12,358)      (11,934)
Accumulated Deficit                                    (8,060,060)   (7,925,475)
                                                     ------------  ------------
       Total Stockholders' Equity (Deficit)               660,715       411,929
                                                     ------------  ------------
       Total Liabilities and Stockholders' Equity     $   680,263   $   411,929
                                                     ============  ============



   The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                       (formerly Signature Motorcars Inc.)
                            Statements of Operations
                                   (Unaudited)

                                         Three Months Ended        Six Months Ended
                                       -----------------------  -----------------------
                                        March 31    March 31     March 31    March 31
Revenues:                                 2002        2001         2002        2001
                                       ----------  -----------  ----------  -----------
    Management Services                 $      -    $       -    $      -    $       -
                                       ----------  -----------  ----------  -----------
       Total Revenues                          -            -           -            -


Expenses:
    Legal and Professional Services         5,087        6,114      22,487        7,274
    Depreciation                              526          526       1,052        1,052
    Consulting                                 -            -       67,200           -
    Salaries, Wages, and Transfer
       Agent Fees                          12,250        1,500      21,750        1,500
    Other Selling, general &
       administrative expenses             15,093        4,800      30,413       10,814
                                       ----------  -----------  ----------  -----------
    Total Expenses                         32,956       12,940     142,902       20,640

       Operating Income                   (32,956)     (12,940)   (142,902)     (20,640)

Other Income (Expenses)

    Interest Income                         3,260         3375       6,635         9411
    Other Income (expenses)                 1,500            0           0            0
                                       ----------  -----------  ----------  -----------
       Loss from Continuing Operations  $ (28,196)  $   (9,565)  $(136,267)  $  (11,229)

Discontinued Operations:                       59           -          182          127
                                       ----------  -----------  ----------  -----------
       Net Loss                         $ (28,137)  $   (9,565)  $(136,085)  $  (11,102)
                                       ==========  ===========  ==========  ===========

Basic and Diluted Earnings Per
   Common Share                             (0.00)       (0.00)      (0.01)       (0.00)
                                       ----------  -----------  ----------  -----------
Weighted Average number of Common      13,186,788   11,126,182  12,635,318   11,126,182
   Shares used in per share            ==========  ===========  ==========  ===========
   calculations








      The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Six Months Ended
                                                      --------------------------
                                                        March 31      March 31
                                                          2002          2001
                                                      ------------  ------------
Cash Flows from Operating Activities:

   Net Income (Loss)                                   $  (136,085)  $  (11,102)

   Adjustments to reconcile net income (loss) to
     net cash provided(used) to operating activities:
         Depreciation                                          526          526
         Stock Issued to Consultants                        67,200           -
         Accts Receivable                                     (182)        (526)
         Accrued Interest Receivable                         5,233       (6,750)
         Accounts Payable                                   19,548           -
                                                      ------------  ------------
         Total Adjustments                                  92,325       (6,750)
                                                      ------------  ------------
Net Cash provided (used) in Operating Activities       $   (43,760)  $  (17,852)

Cash Flows from Investing Activities:

   Notes Receivable:
   Advances                                                (89,438)
   Collections                                               5,120
   Capital Expenditures                                         -        (1,580)
   Deposition Acquisition                                 (100,000)          -
                                                      ------------  ------------
Net Cash provided (used) in Investing Activities       $  (184,318)  $   (1,580)
                                                      ------------  ------------
Cash Flows from Financing Activities:

   Common Stock                                            135,000           -
   Common Stock - Signature Healthcare                     100,000
   Note Payable                                                 -        10,000
                                                      ------------  ------------
Net Cash provided (used) by Financing Activities       $   235,000   $   10,000
                                                      ------------  ------------
Net Increase (Decrease) in Cash                        $     6,922   $   (9,432)

Cash Balance,  Beginning of Period                           1,940       27,056
                                                      ------------  ------------
Cash Balance, End of Period                            $     8,862   $   17,624
                                                      ============  ============

Supplemental cashflow information:
   Cash Paid for interest                              $        -    $       -
   Cash Paid for income taxes                          $        -    $       -



   The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - GENERAL

Local Telecom Systems Inc. (formerly Signature Motorcars, Inc.) (the "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the acquisition, the Company agreed to change the name of the Company to Local Telecom Systems, Inc.

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

                         Principles of Consolidation

The Company has four subsidiaries that had limited activities as of March 31, 2002. The Company plans merger activities with these subsidiary's in the coming year. There have been limited operations in these subsidiaries todate. A brief description of the subsidiaries are as follows:

On July 22, 1999 the Company formed International Royalty & Oil Co. for the purpose of engaging in oil and gas operations. The president of this entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On July 29, 2000 the Company formed Signature Financial Services, Inc. for the purpose of engaging in financial matters and to assist in funding its sister companies projects. The president of Signature Financial Services, Inc. is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

On June 22, 2001 the Company formed Cumberland Continental Corp. in anticipation of a potential merger which has not been consummated at this time. he president of this newly formed entity is William R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems. however the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

                           Local Telecom Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

On September 19, 2001 the Company formed Signature Healthcare, Inc. for the purpose of packaging healthcare single ready to use package primarily for the ophthalmology health field. The president of this newly formed entity is William
R. Miertschin. Mr. Miertschin also serves as president, CEO and director of the Company, Signature Motorcars, Inc., now known as Local Telecom Systems. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these two companies as well as the other sister companies also mentioned in this section.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2002. The September 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

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

NOTE 3 - COMMON STOCK

In October of 2001, the Company sold 25,000 shares of its common stock for cash in the amount of $5,000 to an unrelated party. Also in October 2001, the Company issued 108,000 shares of its common stock to consultants and 228,000 shares of its common stock to its three directors in exchange for services. These shares were valued at $.20 per share and expenses as consulting services.

                           Local Telecom Systems, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

On February 15, 2002, the Company issued 2,719,818 shares of its common stock for consulting services relating to the merger with Local Telecom Services. The stock was issued to unrelated consultants and valued at $.02 per share. The value of $81,595 was recorded on the balance sheet as a deposit on acquisition until the transaction is completed.

On March 19, 2002 the Company issued 350,000 restricted common shares when 350,000 warrants were exercised. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999. The exercise price was $0.20 per share and resulted in cash to the Company of $70,000.

On April 1, 2002 the Company issued 300,000 restricted common shares when 300,000 warrants were exercised. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999. The exercise price was $0.20 per share and resulted in cash to the Company of $60,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

NOTE 5 - SUBSEQUENT EVENTS

At a Special Shareholders' meeting held on February 22, 2002, by a majority vote the shareholders approved stock dividends to the shareholders of 100% of the shares owned by the Company in its four owned subsidiaries. The effective date of these stock dividends was to be prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on a one (1) share for three (3) shares basis. The stock dividends apply to International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. The Company distributed 5,217,179 common shares in each of the four subsidiaries to its shareholders. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002.

The following is a division of the assets of Local Telecom Systems, Inc. to the subsidiaries:

      International Royalty & Oil Co.
            IROC patent process, Canadian Overrides, Texas Overrides and stock held in resource companies.

      Signature Healthcare, Inc.
            Receivables from National Healthcare, Inc. and EyeDirect I for working capital and serviced advanced and assume agreement with National Healthcare, Inc. and other liabilities.

      Signature Financial Services, Inc.
            Broadband Wireless International Corporation note receivable, Upton County note receivable and Coastal Seismic Library Database of South Louisiana and Southeast Texas.

      Cumberland Continental Corp.
            Telkin Sheetmetal, Inc. note receivable and anticipates merger/ acquisition that has not been consummated as of the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Discussion:

The Company, formerly know as Signature Motorcars, Inc., and now known as Local Telecom Systems, Inc. (LTSI), entered into an agreement subsequent to March 31, 2002 to merge/acquire Local Telecom Systems. The acquisition was completed on August 29, 2002. LTSI offers local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several customer calling features, for an additional fee, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

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

Developments during the Quarter ended March 31, 2002:

A special meeting of stockholders was held on February 22, 2002, at which holders of a majority of the outstanding common stock (7,829,179 shares of 15,000,000 outstanding shares) of the Company voted to approve the merger with Local Telecom Systems, Inc. The terms of the merger approved at the meeting were: (1) to change the name of the Company to Local Telecom Systems, Inc.; (2) effect a reverse stock split on the outstanding common stock on a four-for-five (4-for-5) basis which reduced the number of outstanding common shares from approximately 15,000,000 to 12,000,000; and (3) approve the issuance of up to 27,335,854 restricted common shares for the acquisition of the property, rights, privileges, licenses, agreements, tariffs and leases and up to 11,374,146 restricted shares allocated for the future funding of Local Telecom Systems, Inc.

At the same shareholders meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company's four subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company's common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company now has 100,000,000 shares authorized for issuance, 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002. The Company has been advised that these unregistered distributions may not be exempt from registration and that the Company may have some contingent liability for the distributions as a result.

Assets & Liquidity:

During the quarter ended March 31, 2002, the Company had current assets of $249,604. Of the $231,058 in Notes Receivable, $88,000 is attributable to the National Healthcare/Signature Healthcare agreement with $63,000 directly attributable to National Healthcare and $25,000 to EyeDirect I, a marketing group working with both National Healthcare and Signature Healthcare. In addition to these dollars the Company also arranged more than $150,000 in funds for working capital and services for National Healthcare from third parties. The remainder of the $231,058 Notes Receivable is a $143,058 note from Telkin Sheetmetal, Inc.

The Accrued Interest Receivable on December 31, 2001 was from two notes: 1) $151,000 from Bryan Gossett on the Upton County, Texas leases at 10% interest and 2) Telkin Sheetmetal, Inc. as stated above. No interest was accrued for the BroadBand Wireless International Corporation note at 10% interest as a result BroadBand's current bankruptcy proceedings.

On March 31, 2002 the total current assets of the Company were $249,604 compared to total current assets of $246,988 on December 31, 2001 and current assets of $161,389 on September 30, 2001. The increase in current assets was directly related to the addition of the notes receivable from the National Healthcare and EyeDirect I arrangement with Signature Healthcare, Inc., a former subsidiary of the Company.

The Company has investments in marketable securities that have a value of $2,480 on March 31, 2002 and a value of $2,904 on September 30, 2001. The decline in value is directly related to the stock price on those two dates.

The Company also has other assets totaling $240,275 on both September 30, 2001 and December 31, 2001 which consists of a Seismic Library and Notes Receivable. The Seismic Library consists of a database of seismic covering the coastal regions of South Louisiana and Southeast Texas valued at $64,275. On March 31, 2002 the Company had other assets of $421,870, up $181,595 from September 30, 2001, related to the amount of the deposit on the acquisition of Local Telecom Systems, Inc. This deposit with Local Telecom Systems Inc. was made with $100,000 in cash and $81,595 in restricted common stock. There are two Notes Receivable totaling $176,000 which includes the $50,000 note from Broadband Wireless International, Inc. which has been written down to $25,000 as Broadband Wireless International is currently in bankruptcy. The other note is from Bryan Gossett for $151,000 with 1,500 acres of oil and gas leases as collateral.

Total assets of the Company on March 31, 2002 were $680,263 compared to $496,578 on December 31, 2001 and $411,929 on September 30, 2001. This increase in total assets is attributable to the funds provided to the National Healthcare group as previously mentioned above and the $181,595 deposit made on the acquisition of Local Telecom Systems, Inc.

The Company does not have any long-term debt or bank debt. However, on March 31, 2002 the Company had accounts payable of $19,548 most of which are professional fees (legal and accounting) which was up only $227 from December 31, 2001. On September 30, 2001 the Company did not have any debts.

The Company has Stockholders' Equity of $660,715 on March 31, 2002 compared to $411,929 on September 30, 2001, representing an increase of $248,786 or a 60.28% increase in total stockholders' equity during this quarter. This increase is due to the Signature Healthcare agreements and funding, exercising of warrants and the Local Telecom Systems deposit for acquisition . Stockholders' Equity on December 31, 2001 was $477,578.

As of March 31, 2002 the Company had limited liabilities and had current assets of $249,604. Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states acquired on August 29, 2002.

Revenues:

The Company only had one income producing property on March 31, 2001, a small Canadian override which generated $59 for the second quarter of the fiscal year 2001/2002 compared to no revenues reported for the quarter ended March 31, 2001. The six month revenues from discontinued operations for the period ended March 31, 2002 was $182 compared to $127 for the same six month period in 2001. These revenues are shown under Discontinued Operations on the Consolidated Statements of Operation. There were no other revenues reported other than the interest earned on its notes receivable which is more fully described below. During the fiscal year ended September 30, 1999, the Company reported all of its oil and gas operations as discontinued operations. As a subsequent event the Company transferred all oil and gas related activities to a wholly owned subsidiary, International Royalty & Oil Co., in April 2002.

The Company did report interest income from its loans to Telkin Sheetmetal and to an individual for oil leases, reporting $3,260 for the quarter ended March 31, 2002 and $3,375 for the same period ending March 31, 2001. The interest income for the six months ended March 31, 2002 was $6,635 compared to $9,411 for the same period in 2001. Interest income for the quarter ended December 31, 2001 was $3,375.

Expenditures

During this quarter the Company incurred legal and professional fees of $5,087 to further position the Company for the merger/acquisition of Local Telecom Systems, Inc. compared to $6,114 for the same period in 2001. The six month expenditures for legal and professional fees were $22,487 ended March 31, 2002 compared to $7,274 for the same period in 2001. The increase was attributable to bringing the Company into compliance and preparation of legal and accounting documents for both Signature Healthcare and Local Telecom Systems projects.

During the quarter ended March 31, 2002, in order to conserve working capital, the Company issued 2,719,818 common restricted shares in lieu of cash for consulting services (see issuance of unregistered shares below). These shares were issued to consultants based at a value of $81,595. The Company did not incur any consulting services during the quarter ended March 31, 2001. During the quarter ended December 31, 2001 the Company issued 336,000 shares of restricted common stock for consulting services and services rendered by officers and directors.

Salaries, Wages, and Transfer Agent Fee totaled $12,250 during this quarter of which $9,000 were salaries compared $1,500 for salaries, wages and transfer agent fees for the same period in 2001. The six month figures for this category is $21,750 for the period ending March 31, 2002 and were $1,500 for the same six month period ending March 31, 2001. Of the $21,750, $18,000 was attributable to salaries and wages.

General and Administration expenses rose from $4,800 to $15,093 when comparing the quarter ended March 31, 2001 to the same period ended March 31, 2002. The six month figures for General and Administration were $30,413 for the period ended March 31, 2002 and were $10,814 for the same period ending on March 31, 2001. The increases in General and Administrative expenses were attributable to additional travel expenses incurred in negotiating and meetings with National Healthcare group and Local Telecom Systems.

Net Income (Loss)

The Company incurred a Net Loss of $28,137 for the quarter ended March 31, 2002 compared to a Net Loss of $106,571 and $9,565 for the quarters ended December 31, 2001 and March 31, 2001 respectively. The increase in the amount of loss for the current period is mostly attributable to the amount of expenditures incurred from consulting services for seeking and preparing the Company for a merger and/or acquisition partner.

Material change and Working Capital Requirements:

As a result of the Company's merger with LTSI, the Company business, as of August 29, 2002, increased its cash requirements through the expansion of its services in 42 additional states. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base from 1,200 to over 9,000 within the next twelve months. A funding campaign to raise approximately $2,000,000 in working capital is planned during the next few months, through equity/debt financing and/or the placement of the Company's common stock. The Company's cash flow projections indicate that an initial funding of $2,000,000 in working capital would be sufficient to expand the Company's current business to the broader national market. During the second year of operations following the desired funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000. However, no assurance can be given that the Company will be successful in raising this amount of financing, or any amount or that the Company's growth projections will be met.

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

Item 2. Changes in Securities

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

On March 19, 2002 the Company issued 350,000 restricted common shares when Stephen Grosberg, an existing shareholder, exercised 350,000 warrants. These warrants were issued in conjunction with the private placement of stock made on December 20, 1999. The exercise price was $0.20 per share and resulted in cash to the Company of $70,000. These restricted shares were issued in reliance on the exemption from registration, including but not limited to, Sections 3(b) and/or 4(2) of the Securities Act of 1933.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOCAL TELECOM SYSTEMS, INC.
                                          (Registrant)


Date: October 18, 2002                    /s/ William R. Miertschin
      ----------------                    --------------------------------------
                                    By:   William R. Miertschin, President &
                                          Chief Executive Officer