Form 10QSB
period 2002-06-30
LOCAL TELECOM SYSTEMS INC
filed 2002-10-18
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2002

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

As of June 30, 2002 the Registrant had 12,520,585 outstanding common shares and as of October 15, 2002, the Registrant had 39,330,586 outstanding shares of its common stock, par value $0.0167 per share.

ITEM 1.  FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended September 30, 2001.

                          Local Telecom Systems, Inc.
                     (formerly Signature Motorcars, Inc.)
                          Consolidated Balance Sheets
                                   Unaudited

                                  A S S E T S
                                                      June 30        June 30
                                                       2002            2001
                                                   -------------   ------------
Current Assets

    Cash                                            $       277     $    1,940
    Notes Receivable                                          -        150,000
    Accounts Receivable                                       -              -
    Accrued Interest Receivable                               -          9,449
                                                   -------------   ------------
          Total Current Assets                              277        161,389

Investments, at Market Value                                  -           2904

Fixed Assets
    Equipment, net of accumulated depreciation            5,783          7,361
                                                   -------------   ------------
          Total Fixed Assets                              5,783          7,361

Other Assets:
    Seismic Library                                           -         64,275
    Deposit on Acquisition                              181,595              -
    Note Receivable                                           -        176,000
                                                   -------------   ------------
          Total Other Assets                            181,595        240,275

          Total Assets                              $   187,655     $  411,929
                                                   =============   ============

                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable and accrued expenses                22,601              -
                                                   -------------   ------------
          Total Current Liabilities                      22,601              -

          Total Liabilities                              22,601              -

    Commitments and Contingencies                             0              0

                     S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock, par value $.10 per share                     -              -
    authorized shares 1,000,000 shares,
    no shares outstanding
Common Stock                                            209,094        180,580
    100,000,000 authorized shares, par value $.0167
    12,520,582 and 10,813,182 shares issued and outstanding
Additional Paid-in-Capital                            8,524,039      8,168,758
Accumulated other comprehensive income                        -        (11,934)
Accumulated Deficit                                  (8,568,079)    (7,925,475)
                                                   -------------   ------------
        Total Stockholders' Equity (Deficit)            165,054        411,929
                                                   -------------   ------------
        Total Liabilities and Stockholders' Equity  $   187,655     $  411,929
                                                   =============   ============


   The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                            Statements of Operations
                                   (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                         ------------------------  ------------------------
                                           June 30      June 30      June 30      June 30
                                            2002         2001         2002         2001
Revenues:                                -----------  -----------  -----------  -----------
    Management Services                   $       -    $       -    $       -    $       -
                                         -----------  -----------  -----------  -----------
        Total Revenues                            -            -            -            -

Expenses:
    Legal and Professional Services           5,272        1,586        27759         8860
    Depreciation                                526          526         1578         1578
    Consulting                                    -            -        67200            -
    Salaries, Wages, and Transfer Agent Fees      -            -        21750         1500
    Other Selling, general & administrative
       expenses                               9,540        3,398        39953        14212
                                         -----------  -----------  -----------  -----------
    Total Expenses                           15,338        5,510      158,240       26,150

        Operating Income                    (15,338)      (5,510)    (158,240)     (26,150)

Other Income (Expenses)

    Interest Income                               -        3,375        6,635       12,786
    Effect of Subsidiary's Stock Dividend  (477,843)                 (477,843)
    Other Income (expenses)                 (13,338)           0      (13,338)           0

        Loss from Continuing Operations   $(506,519)   $  (2,135)   $(642,786)   $ (13,364)

Discontinued Operations:                          -            -          182          127
                                         -----------  -----------  -----------  -----------
        Net Loss                         $ (506,519)   $  (2,135)   $(642,604)   $ (13,237)
                                         ===========  ===========  ===========  ===========
Basic and Diluted Earnings Per Common Share   (0.04)       (0.00)       (0.06)       (0.00)
                                         -----------  -----------  -----------  -----------
Weighted Average number of Common Shares 12,520,582    8,900,946   11,624,493    8,900,946
    used in per share calculations       ===========  ===========  ===========  ===========







      The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                     ---------------------------
                                                        June 30        June 30
                                                          2002           2001
                                                     ------------   ------------
Cash Flows from Operating Activities:

    Net Income (Loss)                                $   (642,604)   $  (13,237)

    Adjustments to reconcile net income (loss) to
      net cash provided(used) to operating activities:
          Depreciation                                      1,578         1,578
          Stock Issued to Consultants                      67,200             -
          Effect of Subsidiary's Stock Dividend           477,843
          Accts Receivable                                 31,599          (526)
          Accrued Interest Receivable                           -        (6,750)
          Accounts Payable                                 22,601             -
                                                     ------------   ------------
          Total Adjustments                               600,821        (5,698)
                                                     ------------   ------------
Net Cash provided (used) in Operating Activities     $    (41,783)  $   (18,935)

Cash Flows from Investing Activities:

    Notes Receivable:
    Advances                                                    -
    Collections                                             5,120
    Capital Expenditures                                        -        (1,580)
    Deposit on Acquisition                               (100,000)            -
                                                     ------------   ------------
Net Cash provided (used) in Investing Activities     $    (94,880)       (1,580)
                                                     ------------   ------------
Cash Flows from Financing Activities:

    Common Stock                                          135,000             -
    Common Stock - Signature Healthcare                         -
    Note Payable                                                -             -
                                                     ------------   ------------
Net Cash provided (used) by Financing Activities     $     35,000   $         -
                                                     ------------   ------------
Net Increase (Decrease) in Cash                      $     (1,663)  $   (20,515)

Cash Balance,  Beginning of Period                           1940        27,056
                                                     ------------   ------------
Cash Balance,  End  of Period                        $        277   $     6,541
                                                     ============   ============

Supplemental cash flow information:
    Cash Paid for interest                           $          -   $         -
    Cash Paid for income taxes                       $          -   $         -




   The accompanying notes are an integral part of the financial statement.

                         Local Telecom Systems, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)

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

                         Principles of Consolidation

The Company made a distribution of all of its ownership of its shares in the following four subsidiaries to the shareholders of record the Company on April 15, 2002. A brief description of the subsidiaries are as follows:

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

                         Local Telecom Systems, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2002. The September 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

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

On February 15, 2002, the Company issued 2,719,818 shares of its common stock for consulting services relating to the merger with Local Telecom Services. The stock was issued to unrelated consultants and valued at $.02 per share. The value of $81,595 was record on the balance sheet as a deposit on acquisition until the transaction is completed.

                         Local Telecom Systems, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)

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

At a Special Shareholders' meeting held on February 22, 2002, by majority vote the shareholders approved stock dividends to the shareholders of 100% of the Company's stock in the four subsidiaries. The effective date of these stock dividends was to be prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on a one (1) share for three (3) shares basis. The stock dividends apply to International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. The Company distributed 5,217,179 shares to its shareholders in each of these named subsidiaries. The record date for the distribution of the 5,217,179 common shares in each of the four companies is April 15, 2002.

The following is a division of the distributed assets of Local Telecom Systems, Inc. to the four former subsidiaries:

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

      Cumberland Continental Corp.
            Telkin Sheetmetal, Inc. note receivable and anticipates a merger/ acquisition that has not been consummated as of the date of this report.

NOTE 4 - ACQUISITION

During the spring of 2001 management of the Company began meeting with Local Telecom Systems and initiated its due diligence process. During this due diligence process Local Telecom was seeking to acquire licenses for additional states for expanding their service area. A Special Shareholders' meeting was held on February 22, 2002. A majority of the shareholders of the Company approve the acquisition of certain assets from Local Telecom and others. Of the 15,000,000 shares currently outstanding, 7,829,179 were present at the meeting, representing a quorum. The principle terms of the acquisition approved at the meeting were:

                         Local Telecom Systems, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)
      1.    Signature Motorcars, Inc. shall be the surviving corporation.
      2. All the property, rights, privileges, leases, of Local Telecom will be transferred to Signature Motorcars, Inc., the survivor for 38,710,000 shares of Signature's common stock.
      3.    The name was changed to Local Telecom Systems, Inc.
      4. A four for five share reverse stock split lowering the number of shares from 15,000,000 to 12,000,000 shares outstanding.
      5.    Effective date for the reverse stock split will be April 18, 2002.

Local Telecom Systems, Inc. (LTSI) is a local telephone service reseller with an acquired three-year old customer base in Texas, New Mexico and Arizona. LTSI recently acquired the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states.

The effective date of the acquisition of the assets was changed to August 29, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Developments during the Quarter ended June 30, 2002:

On April 15, 2002, the Company made unregistered distributions in the form of stock dividends to the existing common shareholders of the Company for all of its common stock in Signature Healthcare, Inc., Signature Financial Services, Inc., Cumberland Continental Corp. and International Royalty & Oil Co., each of which were originally wholly owned subsidiaries. In each instance, 5,217,179 shares of stock were issued to the existing shareholders of the Company. The Company has been advised that these unregistered distributions may not be exempt from registration and that the Company may have some contingent liability for the distributions as a result. The Company received no funds as a result of the distributions.

On April 18, 2002 the Company made effective the 4-for-5 reverse stock split and caused the issuance of 27,335,584 restricted common shares for the acquisition of all property, rights, privileges, leases of LTSI and allocating 11,374,416 restricted common shares for funding the merged entity which became effective on August 15, 2002. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities were:
(1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

Subsidiaries Distributed to Shareholders:

International Royalty & Oil Co.

The assets of International Royalty & Oil Co. include the IROC patent process, Canadian oil and gas royalty interests, Texas oil and gas royalty interests and stock held in two small resource companies. In 1999 the Company organized a wholly owned subsidiary, International Royalty & Oil Co., a Nevada corporation, for the purpose of maintaining the patent rights for the IROC EOR Process, Canadian oil and gas royalty interests, Texas oil and gas royalty interests and stock held in two small resource companies. Shareholders of record on April 15, 2002 of Local Telecom Systems, Inc., formerly known as Signature Motorcars, Inc., received a total of 5,217,179 shares of International Royalty & Oil Co. common unregistered stock.

Signature Financial Services, Inc.

The assets of Signature Financial Services, Inc. include a promissory note valued at $25,000 from Broadband Wireless International Corporation, a promissory note of $151,000 with collateral being oil and gas leases on 1,500 acres located in Upton County, Texas, and a Gulf Coast Seismic Database covering South Louisiana and Southeast Texas. In 2000 the Company organized a wholly owned subsidiary, Signature Financial Services, Inc., a Nevada corporation, for the purpose of segregating its financial transactions and investment portfolio. During the first quarter of the fiscal year 1999/2000, the Company did a joint venture and secured financing for the acquisition of an approximately 1,500 acre oil and gas lease in Upton County, Texas through a loan of $151,000 bearing 10% simple interest. In March of 2000 the Company loaned to BroadBand Wireless International Corporation (BBAN) of Oklahoma City, Oklahoma, $50,000 at 10% simple interest. BBAN is the subject of Chapter 11 Bankruptcy proceedings. Shareholders of record on April 15, 2002 of Local Telecom Systems, Inc., formerly known as Signature Motorcars, Inc., received a total of 5,217,179 shares of Signature Financial Services, Inc., common unregistered stock.

Signature Healthcare, Inc.

The assets of Signature Healthcare, Inc. include a receivable from National Healthcare, Inc. and EyeDirect I for working capital and services advanced and assumes an agreement with National Healthcare, Inc. In 2001 the Company organized a wholly owned subsidiary, Signature Healthcare, Inc., a Nevada corporation, for the purpose of entering into an agreement with National Healthcare, Inc. of Montour Falls, New York. National Healthcare, Inc. is a health care packaging facility preparing "single ready to use packages" for the ophthalmology and other health fields. On August 24, 2001, Signature Healthcare, Inc. entered into an agreement with National Healthcare, Inc. of New York. As of October 15, 2002 the asset acquisition of medical packaging facility has not been consummated. Negotiations are still in progress with the principles of National Healthcare, Inc. and others. Shareholders of record on April 15, 2002 of Local Telecom Systems, Inc., formerly known as Signature Motorcars, Inc. received a total of 5,217,179 shares of Signature Healthcare, Inc., common unregistered stock.

Cumberland Continental Corp.

The principle asset of Cumberland Continental Corp is the balance of a note receivable of $150,000 from Telkin Sheetmetal, Inc., secured by contract retainage and bearing 9% simple interest. Shareholders of record on April 14, 2002 of Local Telecom Systems, Inc., formerly known as Signature Motorcars, Inc., received a total of 5,217,179 shares of Cumberland Continental Corp. common unregistered stock.

Assets & Liquidity:

During the quarter ended June 30, 2002, the Company had current assets of $277 compared to $249,604 on March 31, 2002 and $161,389 on September 30, 2001. This dramatic reduction in current assets is a direct result of the distribution of certain assets to its subsidiaries as previously stated. A stock dividend was made to those shareholders of the Company of record on April 15, 2002 of Company owned stock in each of the four subsidiaries.

Of the $249,604 in Current Assets on March 31, 2002, $231,058 were receivables. Of the receivables $88,000 is attributable to the National Healthcare/Signature Healthcare agreement with $63,000 directly attributable to National Healthcare and $25,000 to EyeDirect I, a marketing group working with both National Healthcare and Signature Healthcare. In addition to these receivables the Company also arranged more than $150,000 in funds for working capital and services for National Healthcare and EyeDirect I from third parties. The remainder of the receivable is the balance of $143,058 on the note from Telkin Sheetmetal, Inc. The Telkin Sheetmetal Note Receivable was conveyed to Cumberland Continental Corp.

The Accrued Interest Receivable on December 31, 2001 was from two notes: 1) $151,000 from Bryan Gossett on the Upton County, Texas leases at 10% interest and 2) Telkin Sheetmetal, Inc. as stated above. No interest was accrued for the BroadBand Wireless International Corporation note at 10% interest as a result BroadBand's current bankruptcy proceedings.

The Company investments in marketable securities that have a value of $2,480 on March 31, 2002 and a value of $2,904 on September 30, 2001 were conveyed to Signature Financial Services, Inc. during the quarter ended June 30, 2002.

The Company also had other assets totaling $240,275 on September 30, 2001 and also on March 31, 2002 had other assets totaling $421,870. The other assets on September 30, 2001 consisted of a Seismic Library and Notes Receivable. The Seismic Library consists of a database of seismic covering the coastal regions of South Louisiana and Southeast Texas valued at $64,275. On March 31, 2002 the Company had other assets of $421,870 up $181,595 from December 31, 2001. This $181,595 is related to the acquisition of Local Telecom Systems. This consisted of $100,000 in cash and $81,595 in restricted common stock. There are two Notes Receivable totaling $176,000 which includes the $50,000 note from Broadband Wireless International, Inc. which has been written down to $25,000 as Broadband Wireless International is currently in bankruptcy. The other note is from Bryan Gossett for $151,000 with 1,500 acres of oil and gas leases as collateral. On June 30, 2002 the Company only had $181,595 in other assets being the deposit on the acquisition of Local Telecom Systems. All other assets have been conveyed to the Company's subsidiaries. The Seismic Library database was conveyed to Signature Financial Services, Inc. in addition to the two notes as previously stated.

Total assets of the Company on March 31, 2002 were $680,263 compared to $496,578 on December 31, 2001 and $411,929 on September 30, 2001. This increase in total assets is attributable to the funds provided to the National Healthcare group as previously mentioned above and the $181,595 deposit made on the acquisition of Local Telecom Systems, Inc. During the quarter ended June 30, 2002 the majority of those assets were conveyed to its subsidiaries leaving a total assets of $187,655 on June 30, 2002.

The Company does not have any long-term debt or bank debt. However, on June 30, 2002 the Company had accounts payable of $22,601 most of which are professional fees (legal and accounting) which was up only $3,053 from December 31, 2001.

The Company has Stockholders' Equity of $660,263 on March 31, 2002 compared to $411,929 on September 30, 2001, representing an increase of $248,334 or a 60.28% increase in total assets during this quarter. This increase is due to the Signature Healthcare agreements and funding, exercising of warrants and the Local Telecom Systems deposit for acquisition . Stockholders' Equity on December 31, 2001 was $477,578. Stockholders' Equity declined during the quarter ended June 30, 2002 to $187,054 as a result of the distribution of Company assets to its various subsidiaries.

As of June 30, 2002 the Company had limited liabilities and had total assets of $187,655. Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states acquired on August 29, 2002.

Revenues:

The Company did not have any revenues during the quarters ended June 30, 2002 or June 30, 2001. The nine month revenues from discontinued operations for the period ended June 30, 2002 was $182 compared to $127 for the same nine month period in 2001. These revenues are shown under Discontinued Operations on the Consolidated Statements of Operation. There were no other revenues reported during this nine month period other than the interest earned on its notes receivable which is more fully described below. During the fiscal year ended September 30, 1999, the Company reported all of its oil and gas operations as discontinued operations. The Company transferred all oil and gas related activities to a wholly owned subsidiary, International Royalty & Oil Co., in April 2002.

The Company did not report interest income from its loans to Telkin Sheetmetal and loan to an individual for oil leases for the quarter ended June 30, 2002 as these notes were conveyed to the Company's subsidiaries. However, the Company reported interest income of $3,260 for the quarter ended March 31, 2002 and no interest income for the quarter ending June 30, 2001. The interest income for the Nine months ended June 30, 2002 was $6,635 compared to $12,786 for the same period in 2001. This decrease in interest income was due to the delinquency of the BroadBand Wireless International note and to the distribution of these receivables to the Company's former subsidiaries during this quarter ended June 30, 2002.

Expenditures:

During this quarter the Company incurred legal and professional fees of $5,272 to further position the Company for the merger/acquisition of Local Telecom Systems, Inc. compared to $1,586 for the same period in 2001. The nine month expenditures for legal and professional fees were $27,759 ended June 30, 2002 compared to $8,860 for the same period in 2001. The increase was attributable to bringing the Company into compliance and preparation of legal and accounting documents for both Signature Healthcare and Local Telecom Systems projects.

The Company did not incur any Salaries, Wages, and Transfer Agent Fees during this quarter or covering the same period in 2001. The nine month figures for this category is $21,750 for the period ending June 30, 2002 and were $1,500 for the same nine month period ending June 30, 2001. Of the $21,750, $18,000 was attributable to salaries and wages.

General and Administration expenses rose from $3,398 to $9,540 when comparing the quarter ended June 30, 2001 to the same period ended June 30, 2002. The nine month figures for General and Administration were $39,953 for the period ended June 30, 2002 and were $14,212 for the same period ending on June 30, 2001. The increase in General and Administrative expenses were attributable to additional travel expenses incurred in negotiating and meetings with National Healthcare group and Local Telecom Systems.

Net Income (Loss):

The Company incurred a Net Loss of $506,519 for the quarter ended June 30, 2002 compared to a Net Loss of $106,571 and $9,565 for the quarters ended December 31, 2001 and March 31, 2001 respectively. The increase in the amount of loss for the current period is attributable the distribution of $477,843 in assets - effect of subsidiary stock dividend to the Company's shareholders, which is accounted for as an expense to the Company.

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

A funding campaign to raise approximately $2,000,000 in working capital is planned through equity/debt financing and/or the placement of the Company's common stock. The Company's cash flow projections indicate that an initial funding of $2,000,000 in working capital would be sufficient to expand the Company's current business to the broader national market. During the second year of operations following the desired funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000. However, no assurance can be given that the Company will be successful in raising this amount of financing, or any amount, or that the Company's growth projections will be met.

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

                                          LOCAL TELECOM SYSTEMS, INC.
                                          (Registrant)


Date: October 18, 2002                    /s/ William R. Miertschin
      ----------------                    ------------------------------------
                                    By:   William R. Miertschin, President and
                                          Chief Executive Officer