Form 10KSB
period 2002-09-30
LOCAL TELECOM SYSTEMS INC
filed 2003-01-24
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2002

                         Commission file number: 2-42114
                                                 -------
                           Local Telecom Systems, Inc.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)


       State of Nevada                                  75-1310613
       ---------------                                  ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No)
Incorporation or Organization)

             3537 West 7th Street, Suite 5, Fort Worth, Texas 76107
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number including Area Code: (817) 675-4237
                                                         --------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.0167

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                 No
                    ----                  -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $ 42,652
                                                        ---------
Currently no trading market exists for the voting stock (8,701,034 shares) held by non-affiliates of the Registrant on September 30, 2002. The number of shares outstanding of the Registrant's common stock on September 30, 2002, was 39,330,582 shares

                                TABLE OF CONTENTS

PART I ......................................................................  1
        Item 1.   Description of Business....................................  1
                  (a) Business Development...................................  1
                  (b) Business of Issuer.....................................  2
        Item 2.   Description of Property....................................  5
        Item 3.   Legal Proceedings..........................................  5
        Item 4.   Submission of Matters to a Vote of Security Holders........  5

PART II .....................................................................  6
        Item 5.  Market for Common Equity and Related Stockholder Matters....  6
                 (a) Market Information......................................  6
                 (b) Holders.................................................  6
                 (c) Dividends...............................................  6
        Item 6.  Plan of Operations..........................................  7
        Item 7.  Financial Statements ....................................... 10
        Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 11

PART III..................................................................... 11
        Item 9.  Directors, Executive Officers, Promoters and Control Persons 11
        Item 10. Executive Compensation ..................................... 12
        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management ................................................. 12
        Item 12. Certain Relationships and Related Transactions.............. 13
        Item 13. Exhibits and Reports on Form 8-K ........................... 13

INDEX TO EXHIBITS ........................................................... 17

                                     PART I

Item 1.   Description of Business

(a) Business Development

Local Telecom Systems, Inc. (the "Company") was organized on February 19, 1969, as a corporation under the laws of the State of Nevada, under the name of International Royalty & Finance Co. for the general purpose of engaging in exploration for oil and gas, and on December 23, 1971, the name of the Company was changed to International Royalty & Oil Co. (IROC). Again on July 10, 1996, the Company changed its name to Signature Motorcars, Inc., in anticipation of entry into the car rental business; however, the anticipated merger was never consummated. In 1997, the Company began acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries. However, with the decline of oil and gas prices in 1998, the Company began evaluating opportunities in other industries. On February 22, 2002 the Company entered into a merger agreement with Local Telecom Systems, Inc. and agreed to change its name to Local Telecom Systems, Inc. See Item 4 "Submission of Matters to Security Holders" for additional information.

During its fiscal year ended September 30, 2001 the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company did during the fiscal year ended September 30, 2002, enter into a merger agreement with Local Telecom Systems, Inc. as well as effect a partial distribution of the Company's assets.

The Company, Local Telecom Systems, Inc. (LTSI), offers local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

LTSI purchases phone services from the incumbent local exchange carrier (ILEC) at deep discounts (currently up to 26%) and resells the service on a prepaid basis at a premium, allowing attractive profit margins. The markets are households without phone service due to lack of credit history or a poor credit history, and/or the inability to pay a deposit.

LTSI is a flat rate service provider with a customer base of approximately 800 in Texas, New Mexico and Arizona as of September 30, 2002. LTSI is not a measured service provider, which is when service is provided on a per call or minute basis. LTSI now has the licenses in place to expand into 42 more states for a total of 45 states. See Item 1(b) "Business of Issuer" for additional information.

From April 18, 2002 until August 30, 2002 the Company was working with the principles in the preparation of the various license agreements held in 42 states and documenting the transfer of these rights in compliance with state and federal laws.

August 30, 2002 was the effective date of this acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they conveyed the property, rights, privileges, agreements, tariffs and the 42 license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company's common stock.

At the same shareholders' meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company's four wholly owned subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company's common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company now has 100,000,000 shares authorized for issuance, 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.

(b) Business of Issuer

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

      Regulatory Approvals - LTSI possesses regulatory approval to sell and provide local and long distance phone service in 45 states plus the District of Columbia. This nationwide (footprint) affords LTSI an advantage over many competitors, as it is a very arduous and time-consuming process to acquire approvals from each state's Public Utility Commission (PUC) and Secretary of State. The footprint allows LTSI flexibility in terms of market selection and service deployment. LTSI is not licensed in Arkansas, Missouri, Oklahoma, Alaska and Hawaii.

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

Incumbent Local Exchange Carrier (ILEC) - The Company purchases phone lines from the ILECs at a discount and resells the lines on a prepaid basis; however, the ILEC companies could offer those same lines to the Company's customers. For the most part the ILECs are not interested in this market and have set their pricing and restrictions to exclude most of our target market. However, ILEC's may compete directly with the Company, which would drastically increase competition and likely impair our business.

Incumbent Based Operation- The Company is a resale based operation and not a facility based operation and therefore any Acts of God, Terrorist acts or Union Strikes that cause phone service to be interrupted will result in the Company's total dependence on the ILEC provider to restore operations in a timely fashion. Poor service provided by our ILEC could result in the loss of customers to our Company.

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

Competition and Markets

The telecommunications industry is highly competitive. The Company believes that the principal competitive factors affecting its business are pricing levels and clear pricing policies, customer service, accurate billing and, to a lessor extent, variety of services. The Company's ability to compete effectively depends upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain its competitive posture, the Company believes it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could materially adversely affect the Company. Many of the Company's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than we do or expect to have in the near term.

Telephone service providers like LTSI are subject to competition from other providers including those incumbent local exchange carriers from which LTSI purchases phone lines. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can offer telephone services to LTSI subscribers. The Act contemplates that various regulations will be promulgated by the Federal Communications Commission (FCC) and state regulatory agencies to implement various parts of the Act, such as regulations setting out the procedures and methodologies for implementing and promoting competition in the telephone industry. The regulations could have a material adverse effect, and the Act does open the opportunity for others to be competitive for the same markets.

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

Under the Telecommunications Act, any entity, including cable television companies, electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because of the implementation of the Telecommunications Act, LTSI is subject to numerous federal and state policy rulemaking proceedings and judicial review. There is still uncertainty as to what impact such legislation will have on us.

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

      Dialing Party. Requires all incumbent local carriers and competitive local carriers to provide (1+) equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory listing, with no unreasonable dialing delays.

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

Personnel

As of September 30, 2002, the Company had nine (9) full time employees plus both full and part time consultants.

Item 2. Description of Property

LTSI corporate offices are located at 3537 West 7th Street, Suite 5, Fort Worth, Texas. These offices are leased by LTSI from Llewellyn Realty. The monthly rental payable by LTSI is $3,100. LTSI also pays the utilities and insurance. The office lease is a month-to-month lease.

LTSI believes that its leased real estate, buildings, and other improvements are adequate to conduct their businesses as conducted or proposed to be conducted on the date of this filing. LTSI also believes that its leased buildings and improvements have been maintained in good repair and condition, ordinary wear and tear with depreciation excepted. LTSI also believes the leased buildings and improvements are adequately insured. LTSI is not a hardware (facility) based telecommunications company. Equipment consists mainly of office furniture and equipment such as computers, telephone systems and fixtures. Value of said equipment is not material.

Item 3.  Legal Proceedings

As of September 30, 2002, there were no legal proceedings to which the Company was a party, and no litigation is known to be pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information

Currently no trading market exists for the Company's shares, and no trading market existed for the voting stock (8,701,034 shares) held by non-affiliates of the Registrant on September 30, 2002. However, the Company's stock was trading on the over-the-counter market of the Electronic Bulletin Board until 1996.

During the fiscal year, 650,000 warrants were exercised at 20 cents per share. On September 30, 2002 the Company had 200,000 warrants outstanding to purchase 200,000 shares of the Company's common stock at an exercise price of 20 cents per share. The 200,000 warrants were still outstanding as of January 8, 2003, with an exercise price of 20 cents that expire on January 20, 2003.

On September 30, 2002, end of the fiscal year, the Company had 39,330,582 shares issued and outstanding of which the Company believes it has 4,611,163 shares that can be sold pursuant to Rule 144 under the Securities Act of which 4,021,163 shares are held by officers and directors. The Company also believes it has approximately 33,000,000 shares that are not eligible for Rule 144 of the Securities Act on September 30, 2002 and all other shares are freely tradable.

(b) Holders

The approximate number of security holders of record of the Company's common stock on January 8, 2003 was 1,502. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

(c) Dividends

The Company has not declared a cash dividend or paid dividends in the past. However, in April 2002, the Company did affect a stock distribution of 5,217,179 restricted common shares of each of its subsidiary companies (International Royalty & Oil Co., Signature Healthcare, Inc., Signature Financial Services, Inc and Cumberland Continental Corp.) on a one (1) share for three (3) shares pro rata basis to all of the Company's stockholders as of April 15, 2002. See Item 4 "Submission of Matters to a Vote of Security Holders".

(d) Securities Authorized of Issuance Under Equity Compensation Plans

The Company currently does not have any securities authorized for issuance under any Equity Compensation Plans.

Issuance of Unregistered Shares

During the year ended September 30, 2002, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

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

On April 18, 2002 the Company made effective the 4-for-5 reverse stock split and allocated 27,335,584 restricted common shares for the acquisition of all property, rights, privileges, leases of LTSI which became effective on August 30, 2002 and allocated 11,374,416 restricted common shares for funding the merged entity. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in paragraphs 2 through 7 above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

Item 6.  Plan of Operations

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act, and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

General Discussion

During the fiscal year two events occurred which management considers to be positive steps toward building tangible value for the Company's shareholders. Firstly the Company made a distribution of certain assets to its former subsidiaries and subsequently distributed all of its ownership in the subsidiaries to its shareholders in the form of common stock. - See Item 4 "Submission of Matter to a Vote of Security Holders". On April 15, 2002, the Company made unregistered distributions in the form of stock dividends to the existing common shareholders of the Company of common stock of Signature Healthcare, Inc., Signature Financial Services, Inc., Cumberland Continental Corporation and International Royalty and Oil Co., Inc., each of which were originally wholly owned subsidiaries. In each instance, 5,217,179 shares of stock were issued to the existing shareholders of the Company at no additional cost. The Company has been advised that these unregistered distributions may be exempt from registration and that the Company may have some contingent liability for the distributions as a result. The Company received no funds as a result of the distributions.

The following is a brief description of the distribution of the assets to the four former subsidiaries:

      International Royalty & Oil Co. has the patented enhanced oil recovery process, Canadian oil and gas royalty interests, Texas oil and gas royalty interests, stock held in two small resource companies.

      Signature Financial Services, Inc. has two Promissory Note Receivables:
      1) Broadband Wireless International Corporation $50,000 promissory note, and 2) a $151,000 Note bearing 10% simple interest secured with oil and gas lease interests located in Upton County, Texas.

      Signature Heathcare, Inc. has rights to an agreement with National Healthcare, Inc. of New York. National Healthcare has a facility for packaging healthcare "single ready to use package" for the ophthalmology health field.

      Cumberland Continental Corp. has a note receivable of $150,000 from Telkin Sheetmetal, Inc. secured by contract retainage and bearing 9% simple interest.

Secondly the Company entered into a merger agreement where the Company would be the surviving corporation with a name change to Local Telecom Systems, Inc. and on August 30, 2002 this merger/acquisition became effective. The merger/acquisition of LTSI increased the cash requirements of the Company's operations that include the expansion of its prepaid phone services into 42 additional states and District of Columbia. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base to over 9,000 within the next twelve months. A funding campaign to raise approximately $2,000,000 in working capital is planned for this year through debt and/or equity financing. The Company's cash flow projections indicate an initial funding of $2,000,000 in working capital would be sufficient to carry the Company forward without additional funding other than returning profits back into expanding the business.

During the second year of operations following the funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000.

Liquidity and Capital Resources

The Company on September 30, 2001 did not have any liabilities and had current assets of $161,389. Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. On September 30, 2002 the Company had current assets of $20,515 and current liabilities of $309,744 or a ratio of current assets to current liabilities of .07 to 1. As a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity and/or debt financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states plus District of Columbia.

Assets and Liabilities

The Company's current assets as of September 30, 2000, 2001 and 2002, were $177,056, $161,389 and $20,515 respectively. This dramatic change in the decrease in current assets is directly related to the distribution of a $150,000 note receivable to a former subsidiary, Cumberland Continental Corporation. These funds were initially raised through the private placement of the Company's common stock in the fiscal year ended September 30, 2000 and the Company's other investments.

The Company has Other Assets totaling $240,275 for the fiscal year ended September 30, 2001 consisting of a Seismic Library ($64,275) and Notes Receivable ($176,000). The Seismic Library consists of a large data- base of seismic lines covering parts of South Louisiana and Southeast Texas and Notes Receivable consisting of oil and gas leases in Upton County, Texas, and a $50,000 note from BroadBand Wireless International Corporation.

Total Assets of the Company have also increased dramatically from $411,929 on September 30, 2001, to $1,306,888 on September 30, 2002. This large increase in total assets as reported in this section is directly related the acquisition/merger with Local Telecom Systems. This acquisition/merger accounts for all of the total assets of the Company ($1,306,888). During the fiscal year ended September 30, 2002 the Company distributed all the assets to its four former subsidiaries reflected on September 30, 2001. See General Discussion above for additional information.

The Company's liabilities on September 30, 2002, were $309,744 for accounts payable and accrued liabilities. Of this amount the most significant amount is $118,000 in payables for excise taxes. On September 30, 2001, the Company did not have any liabilities.

Income

The Company only had one income producing property for the fiscal year ended September 30, 2001, a small Canadian override that generated $489 for 200. The Company reported all of its oil and gas operations as discontinued operations during the fiscal year ended September 30, 1999. During the fiscal year ended September 30, 2002 the Company transferred all oil and gas related activities to a wholly owned subsidiary, International Royalty & Oil Co. See above General Discussion for more detail.

The Company did report interest income from its loans to Telkin Sheetmetal and to an individual for oil leases reporting $20,105 for the fiscal year ended September 30, 2001. During the fiscal year ended September 30, 2002 the Company transferred these note receivables to its subsidiaries Signature Financial Services, Inc. and Cumberland Continental Corp. See above General Discussion for more detail. The revenues reported for the fiscal year end September 30, 2002 were $42,652 which are basically the revenues received from the ownership of Local Telecom Systems since August 30, 2002.

Expenditures

During the fiscal year ended September 30, 2001, the Company incurred legal and professional services ($8,857) to position the Company for a merger/acquisition compared to $5,272 for the year ended September 30, 2002. During fiscal year 2001, in order to conserve working capital, the Company issued 793,000 common restricted shares in lieu of cash for services. These shares were issued to directors, officers and consultants based at a value of $157,165. See Financial Statements and Consolidated Statement of Changes in Stockholders' Equity.

Salaries, Wages, and Transfer Fees decreased from $39,916 to $31,859 when comparing September 30, 2001 to September 30, 2002. The principle reason for the decline in this category is related to the restructuring of salaries in February 2002. Other General and Administrative expense did not change substantially when comparing the current fiscal year to the previous year.

The Company had an operating loss of $23,682 compared to an operating loss of $223,161 for the previous year which ended September 30, 2001. The majority of this difference is the amount of consulting services incurred which totaled $157,165 in the previous year.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 4 to Financial Statements for additional disclosure.

Net Income (Loss)

The Company incurred a Net Loss of $202,297 for the year ended September 30, 2001, and a Net Loss of $514,863 for the year ended 2002. These losses incurred in 2001 are attributable to the amount of expenditures incurred seeking and preparing the Company for a merger and/or acquisition partner and the losses reflected in 2002 are directly related to a $477,843 distribution of assets through a Subsidiary Stock Dividend. See Note 1 to the Financial Statements.

Per share data the Company lost $0.04 per common share for the year ended September 30, 2002 compared to $0.02 for the previous year.


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

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------
To the Board of Directors and Shareholders
Local Telecom Systems Inc.

We have audited the accompanying balance sheet of Local Telecom Systems Inc. (formerly Signature Motorcars Inc.) ("Company") as of September 31, 2002 and the related statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.


                                  Clyde Bailey
                           Certified Public Accountant


January 6, 2003
San Antonio, Texas

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                           Consolidated Balance Sheets
                            As of September 30, 2002

                                   A S S E T S
                                 -----------


     Current Assets

          Cash                                                            $          277
          Accounts  Receivable                                                    20,238
                                                                       ----------------

             Total Current Assets                                                                           20,515

     Investments, at Market Value                                                                                -
     Fixed Assets
          Equipment, net of accumulated depreciation                               40,257
                                                                       ------------------

            Total Fixed Assets                                                                              40,257

     Other Assets:
     -------------
          Intangible Assets, net of amortization                                  721,116
          Licenses                                                                525,000
                                                                       -------------------
          Total Other Assets                                                                             1,246,116

                Total Assets                                                                 $           1,306,888
                                                                                               ===================


                              L I A B I L I T I E S
                              ---------------------
     Current Liabilities
          Accounts Payable and accrued expenses                                   309,744
                                                                       ------------------
                Total Current Liabilities                                         309,744
                Total Liabilities                                                                          309,744

          Commitments and Contingencies                                                                          0
                                       F-2
    The accompanying notes are an integral part of the financial statements.



                      S T O C K H O L D E R S ' E Q U I T Y

     Preferred Stock, par value $.10 per share                                          -
          authorized shares 1,000,000 shares, no shares outstanding
    Common Stock                                                                  656,821
          100,000,000 authorized shares, par value $.0167
          39,330,585 share issued and outstanding
    Additional Paid-in-Capital                                                  8,780,662
    Accumulated Deficit                                                       (8,440,338)
                                                                         -----------------
                Total Stockholders' Equity (Deficit)                                                     997,144
                                                                                             -------------------

                Total Liabilities and Stockholders'Equity                                   $          1,306,888
                                                                                             ===================


                                       F-3
   The accompanying notes are an intergral part of the finanical statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                            Statements of Operations





                                                                            For the Twelve Months Ended
                                                                    -----------------------------------------
                                                                        September 30             September 30
                                                                    --------------------     ----------------
     Revenues:                                                             2002                   2001
                                                                    --------------------     ----------------
           Revenues                                                  $            42,652  $               -
                                                                    --------------------     ----------------
                Total Revenues                                                    42,652                  -

     Cost of Revenues
                                                                                             $
           Telephone Services                                        $           22,717                    -
                                                                    --------------------     ----------------
      Gross Profit                                                   $           19,935                    -

     Expenses:

           Legal and Professional Services                                        5,272                8,857

           Advertising                                                            9,000                   -

           Depreciation                                                           2,104                2,103

           Consulting                                                               -                157,165

           Salaries, Wages, and Transfer Agent Fees                              31,859               39,916
           Other Selling, general & administrative expenses                      18,099               15,120
                                                                    --------------------     ----------------


           Total Expenses                                                        66,334              223,161

                Operating Income                                                (23,682)            (223,161)

     Other Income (Expenses)


           Interest Income                                                           -                20,105
           Effect of Subsidiary's Stock Dividend                             (477,843)
           Other Income(expenses)                                             (13,338)                   270
                                                                    --------------------     ----------------
                Loss from Continuing Operations                      $       (514,863)          $   (202,786)


     Discontinued Operations:                                                   -                        489
                                                                    --------------------     ----------------

                Net Loss                                                   $  (514,863)          $ (202,297)

                                                                    ====================     ================


     Basic and Diluted Earnings Per Common Share                                 (0.04)               (0.02)
                                                                    --------------------     ----------------

     Weighted Average number of Common Shares                               12,520,582           11,679,682
        used in per share calculations                              ====================     ================

                                       F-4
    The accompanying notes are an integral part of the finanical statements.

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
           Consolidated Statement of Changes in Stockholders' Equity


                                                                                      Accumulated
                                                                        Additional        other                            Total
                                             Common Stock               Paid-In      Comprehensive    Accumulated     Stockholders'
                                         Shares         Amount          Capital         Income          Deficit          Equity
                                    --------------- --------------  -------------- ------------- ------------------ ----------------



     Balance September 30, 1999           7,449,835        124,867        7,367,772           -         (7,505,012)         (1,233)


      Stock Issued for Cash               3,098,347         51,742          532,242                             -          583,984


      Stock issued for Assets               100,000          1,670           18,330                             -           20,000


      Stock Issued for Services             478,000          7,983           87,617                                         95,600


      Comprehensive (Loss):                                                              (1,590)                            (1,590)

      Net Loss                                   -              -                -             -         (218,166)        (218,166)
                                      -------------- --------------  -------------- -------------------------------- ---------------


Balance September 30, 2000               11,126,182        186,262        8,005,961      (1,590)       (7,723,178)         478,595

      Stock Issued for Services             793,000         13,243         143,922                                         157,165


      Comprehensive (Loss):                                                             (10,344)                           (10,344)

      Net Loss                              -               -               -                            (202,297)        (202,297)
                                    --------------- --------------  -------------- -------------------------------- ----------------


Balance September 30, 2001              11,919,182      $  199,505       $8,149,883     (11,934)      $(7,925,475)       $  411,979
                                    ==============   ==============   ============== ================================ ==============


      Stock Issued for Cash                25,000            418             4,583                                           5,000


      Effect of Reverse Stock Split    (3,129,415)       (52,261)           52,261                                              (0)


      Shares Issued for Warrants          650,000         10,855           119,145                                         130,000


       Stock Issued for Services          336,000          5,611            61,589                                          67,200

       Stock Issued for Acquisition    29,529,818        492,693           393,202                                         885,895


      Comprehensive (Loss):                                                            11,934                               11,934

      Net Loss                                 -               -               -                        (514,863)         (514,863)
                                     ------------ --------------    -------------- -------------------------------- ----------------
Balance September 30, 2002            39,330,585        656,821         8,780,662          -         (8,440,338)          997,144
                                   =============== ==============    ============== ================================ ===============

                                       F-5
          See accompanying nots to Consolitdated Financial Statements.

                           Local Telecom Systems, Inc.
                      (formerly Signature Motorcars, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                Twelve Months Ended
                                                                     September 30                September
                                                                   ----------------        -----------------
                                                                         2002                      2001
                                                                   ----------------        -----------------
Cash Flows from Operating Activities:

   Net Income (Loss)                                        $            (514,863)            $    (202,297)

   Adjustments to reconcile net income (loss) to net cash provided(used) to operating activities:
          Depreciation                                                      2,104                     2,103
          Stock Issued to Consultants                                      67,200                   157,165
          Effect of Subsidiary's Stock Dividend                           477,843                         -
          Accrued Interest Receivable                                           -                    (7,087)
          Accounts Payable                                                 20,933                         -
                                                                  -----------------         -----------------
          Total Adjustments                                               568,080                   152,181
                                                                  -----------------         -----------------
  Net Cash provided (used) in Operating Activities         $               53,217           $       (50,116)


  Cash Flows from Investing Activities:

          Notes Receivable:
          Advances                                                        (95,000)                   25,000
          Collections                                                       5,120                         -
          Acquisition                                                    (100,000)                        -
                                                                  ----------------          -----------------
  Net Cash provided (used) in Investing Activities         $             (189,880)          $        25,000
                                                                  ----------------          -----------------

  Cash Flows from Financing Activities:

          Common Stock                                                    135,000                         -
          Note Payable                                                          -                         -
                                                                 -----------------          -----------------
  Net Cash provided (used) by Financing Activities         $              135,000                         -
                                                                 -----------------          -----------------
  Net Increase (Decrease) in Cash                          $               (1,663)          $       (25,116)

  Cash Balance,  Beginning of Period                                        1,940                    27,056
                                                                 -----------------          -----------------
  Cash Balance,  End  of Period                            $                  277           $         1,940
                                                                 =================          =================

  Supplemental cashflow information
                   Cash Paid for interest                  $                    -           $             -
                   Cash Paid for income taxes              $                    -           $             -


  Non-Cash Transactions:
                   Shares Issued for Services              $               67,200           $        157,165
                   Shares Issued for Assets                $                    -           $              -


                            LOCALTELECOM SYSTEMS, INC.
                        (FORMERLY SIGNATURE MOTORCARS INC)
                        NOTES TO FINANCIAL STATEMENTS INC)
                        SEPTEMBER 30, 2002 STATEMENTS INC)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Description of Business
                             -----------------------

Local Telecom Systems Inc. (formerly Signature Motorcars, Inc.) (the "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April1996, the Company's controlling interest was acquired by ExotiCar Rentals ,Inc .and the name was changed to Signature Motorcars, Inc. On March 27,2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name change to Local Telecom Systems, Inc. The effective date of the agreement was August30, 2002.

                              Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                           Principles of Consolidation

At the shareholders' meeting held on February 22, 2002, the shareholders approved stock dividends to the shareholders of 100% of the outstanding common stock of four wholly owned subsidiaries. The effective date of these stock dividends was to be prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on a one (1) share for three (3) shares basis. The stock dividends apply to International Royalty & Oil, Inc., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. The capitalization for each company is 100,000,000 shares authorized with 5,000,000 shares outstanding with a par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares was each of the four companies is April 15, 2002.

The following is a division of the assets of Signature Motorcars, Inc. to the subsidiaries:

        International Royalty & Oil Co.
                IROC patent process, Canadian Overrides, Texas Overrides and stock held in resource companies.
        Signature Healthcare, Inc.
                Receivables from National Healthcare for working capital advanced and assume agreement with National Healthcare, Inc. as well as other opportunities in the health care industry.

        Signature Financial, Inc.
                Telkin Sheetmetal, Inc. note receivable, Broadband Wireless International Corporation note receivable, Upton County note receivable Coastal Seismic Library Database of South Louisiana and Southeast Texas.

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


        Cumberland Continental
                At the time of this report no assets have been dedicated to this entity, however, this entity was created in anticipation of a potential merger that has not been consummated as of the date of this report.


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

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                             Property and Equipment

      Property and equipment is stated at cost. Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are: building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years. Depreciation expense in the amount of $2,103 has been recognized for the years ended September 30, 2002 and 2001 respectively.


                         Impairment of Long-Lived Assets

      The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                        Recent Accounting Pronouncements

      Segments of an Enterprise and Related Information
      -------------------------------------------------

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

      Goodwill and Other Intangible Assets
      ------------------------------------

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

      Impairment or Disposal of Long-Lived  Assets
      --------------------------------------------

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

      Accounting  for Costs Associated  with Exit or Disposal  Activities
      -------------------------------------------------------------------

       In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

      2. COMMON STOCK

      The Company has 100,000,000 common shares authorized with a par value of $0.0167 of which 39,330,585 are issued and outstanding as of September 30, 2002. The Company also has 1,000,000 preferred shares authorized with a par value of $0.10 of which no shares are issued and outstanding.

      As of September 30, 2002 the Company had 200,000 warrants outstanding to purchase 200,000 restricted common shares at an exercise price of $0.20 per share. In March 2002, 650,000 warrants were exercised causing the issuance of 650,000 restricted common shares. The remaining 200,000 warrants have an expiration date of January 20, 2003.

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

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


      During the year ended September 30, 2002, the Company issued securities in the transactions below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

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

      On April 18, 2002 the Company made effective the 4-for-5 reverse stock split and allocated 27,335,584 restricted common shares for the acquisition of all property, rights, privileges, leases of LTSI which became effective on August 30, 2002 and allocated 11,374,416 restricted common shares for funding the merged entity.


      3. RELATED PARTY TRANSACTIONS

      The Company has significant relations with the President and principal shareholder, William R. Miertschin in the form of salary and expenses.

      4. INCOME TAXES

      At September 30, 2002, the Company had net operating loss carryforwards totaling approximately $8,100,000 available to reduce future taxable income through the year 2021. Due to changes in control of the Company, these carryforwards are limited on an annual basis.

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


      5. ACQUISITION

      Local Telecom Systems, Inc. (LTSI) is a local telephone service reseller with a three year old customer base in Texas, New Mexico and Arizona. LTSI recently acquired the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states.

      The transaction is being accounted for as a "purchase" following the procedures of SFAS 142, "Accounting for Business Combinations.


      The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

                             Current Assets      $      20,582
                             Fixed Assets               35,000
                             Goodwill                  721,116
                             Licenses                  525,000
                             Debt Assumed        (     415,803)

                             Net Assets Acquired $     885,895
                                                 =============
      Pro Forma Summary Data (Unaudited)

      The following proforma summary data for the twelve months ended September, 2002 and 2001 presents the consolidated results of operations as if the acquisition of LTSI made on August 30, 2002 had occurred on October 1, 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 2000 or of results that may occur in the future.

                        Twelve Months Ended September 30
                              2002                   2001

Proforma Revenue          $   665,745        $    732,203
Proforma Net Loss            (137,155)            (87,925)

Proforma net loss per share   ( $ .04)            ( $ .02)


6. COMMITMENTS AND CONTINGENCIES

                          Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. The Company has not incurred losses related to its cash.

                           LOCALTELECOM SYSTEMS, INC.
                       (FORMERLY SIGNATURE MOTORCARS INC)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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


7. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, The issues related to unpaid telephone excise tax and a potential debt that was not assumed raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to continue operations for the next twelve months, but they are not legally obligated to do so.

8. SUBSEQUENT EVENTS

There were no other subsequent events that have occurred after the balance sheet date that warrants disclosure.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements between the Company and its auditor, Clyde Bailey, P.C., San Antonio, Texas, regarding accounting and/or financial disclosure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following are the officers and directors of the Company as of January 8, 2003:

                                   Date First
Name                        Age   Elected           Term        Position
-------------------------------------------------------------------------
William R. Miertschin       55    1997             1 year      President, CEO &
                                                                        Director

Tracey Norris               32    2002             1 year      Secretary &
                                                                        Director

Amber G. Smith              38    2002             1 year      Treasurer

Richard M. Hewitt           65    2002             1 year      Director

William R. Miertschin, President, Chief Executive Officer, and Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. A 1972 graduate of the University of Texas at Austin, with a BA in Mathematics, he completed additional courses in petroleum engineering at the University of Texas of the Permian Basin in 1978. Beginning his oil and gas career in 1975, Miertschin served as an Engineer with the Baroid Division of NL Industries in Odessa, Texas. From 1977 to 1979, Mr. Miertschin was Drilling Supervisor for Gulf Oil Exploration and Production, being the first trainee to complete Gulf Oil's drilling and production engineering training program. Thereafter, he was employed with Mesa Petroleum (1979-1985) as Corporate Supervisor of Regulatory and Safety in Amarillo, Texas, and as Drilling Supervisor and Senior Drilling Engineer in Midland and Amarillo, Texas, managing Mesa's corporate drilling and completion operations for all of the Permian Basin Division, Texas Panhandle and Kansas. In 1986 he graduated from the Leadership Amarillo Program of the Amarillo Chamber of Commerce. A former member of the Society of Petroleum Engineers, Mr. Miertschin has served as an expert witness before the Kansas Corporation Commission (KCC) and the New Mexico Oil Conservation Commission (NMOCC) on regulatory affairs, drilling and completion, and analysis of potential production purchases. He also served on the Oil and Gas Advisory Committee to KCC to revise statewide rules in Kansas. Mr. Miertschin has been active in the oil and gas industry as an investor and operator, and has been in private practice as a consultant in the Dallas-Fort Worth area for the last fourteen (14) years. Since 1997, Mr. Miertschin has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities. Mr. Mierstchin is also currently serving as the President of each of the former subsidiaries of the Company. See Item 13 "Certain Relationships and Related Transactions." Also, he is currently a Vice-President of the Dallas Safari Club.

Tracey Norris, Secretary, Director of Operations, and a Director of the Company since February 2002, previously served as Office Manager and Director of Operations of Local Telecom Service, LLC (a prepaid telephone resale company) since 1998. Before joining Local Telecom Service, LLC, Ms. Norris worked for Southwestern Bell in the Department of Resale Specialization. Between 1996 and 1998 Ms. Norris was trained in local resale telephone service including, but not limited to, order processing, order completion, and billing. Prior to 1996 Ms. Norris was Manager of Accounting for Twenty-First Century Connection and

Research and Processing Department at Vought Heritage Federal Credit Union, Grand Prairie. Ms. Norris attended University of Texas at Arlington, majoring in accounting.

Amber G. Smith, Treasurer of the Company since February 2002, a native of Friona, Texas, Ms. Smith is a 1986 graduate of West Texas State University, Canyon, Texas. Ms. Smith worked as Telecommunications Manager of Span Instruments, Inc., Plano, Texas from 1991 until 1996. Since 1996 she has been active in managing her personal investment portfolio and performing consulting services for both public and private companies. In 1989 and 1990 she was Communications Manager of H.D. Vest Financial Services, Inc., Irving, Texas, a securities broker dealer. Ms. Smith also currently serves as Secretary of Cumberland Continental Corp. and Signature Financial Services, Inc. both of which are former subsidiaries of the Company.

Richard M. Hewitt, Director of the Company since February 2002, is a sole practitioner attorney specializing in securities law. A 1958 graduate of Grinnell College, Grinnell, Iowa, with an AB degree, Mr. Hewitt holds an LLB degree from Southern Methodist University, College of Law in Dallas, Texas
(1963). He has been in private practice in the Dallas-Fort Worth area for the last 20 years. Mr. Hewitt is currently Vice President and a Director of Gas Transmission Organization, Inc., Dallas, Texas, a Secretary/Treasurer and Director of Signature Healthcare, Inc. and a Director of Golden Chief Resources, Inc., Dallas, Texas, a publicly owned independent oil and gas producer.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports filed with the Company, several persons (William Miertschin, Amber Smith, Tracey Norris and Richard M. Hewitt) did not file all reports on time regarding transactions in the Company's securities required to be filed for 2002 by Section 16(a) under the Securities Exchange Act of 1934. Though the required reports were not filed timely, they were subsequently filed after the year end.

Item 10.  Executive Compensation

The Company's total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee, however, since the merger with Local Telecom Systems, Inc. an independent compensation committee will be formed to evaluate the annual remuneration for each of its officers.

      Name                    Position                      Annual Compensation
 -------------------------------------------------------------------------------
      William Miertschin      President & CEO               $30,000
      Tracey Norris           Secretary                     $40,000
      Amber Smith             Treasurer                     $ 6,000

The Directors of the Company, William Miertschin, Richard M. Hewitt and Tracey Norris each receive 36,000 shares of restricted common stock per year as compensation for their services as director s plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (39,330,582 shares) and voting shares on January 8, 2003:

                      Name and Address        Number of         Percent
Title of Class        of Beneficial Owner     Shares Owned      of Class
--------------------------------------------------------------------------
Common Stock          Connect Holding Corp.   12,580,000        31.985
$0.0167 Par Value     1133 Empire Drive
                      Dallas, Texas 75247
Common Stock          Sammy Dog, Ltd.         12,580,000        31.985
$0.0167 Par Value     400 North Bailey Ave.
                      Fort Worth, Texas 76107

---------------------------------------------------------------------------
Executive Officers and Directors
---------------------------------------------------------------------------
Common Stock          William R. Miertschin         4,049,163         10.295
$0.0167 Par Value     7738 Forest Lane #102
                      Dallas, Texas 75230
Common Stock          Tracey Norris                    50,000          0.127
$0.0167 Par Value     2034 Misty Glen, #1910
                      Arlington, Texas 76011
Common Stock          Amber G. Smith                   52,800          0.134
$0.0167 Par Value     6867 Anglebluff Circle
                      Dallas, Texas 75248
Common Stock          Richard M. Hewitt             1,317,585          3.351
$0.0167 Par Value     202 Fresh Meadow Drive
                      Trophy Club, Texas 76262
All Directors and Officers as a group (4 persons)   5,469,548         13.907



On April 18, 2002 the Company implemented a 4 for 5 reverse stock split. The above share numbers are share positions as of January 8, 2003 and do reflect the reduction in the number of shares caused by the reverse stock split.

Changes in Control of Issuer

On August 30, 2002 a merger/acquisition with Local Telecom Systems, Inc. and related transactions thereto resulted in a change of control and change of name of the Company. See Item 4 "Submission of Matters to a Vote of Security Holders"

Item 12. Certain Relationships and Related Transactions

William R. Miertschin, President of the Company, is also President and Director of the four former subsidiaries of the Company that were distributed to the Companies shareholders in April 2002. These four former subsidiaries are International Royalty & Oil Co., formed in July 1999, Signature Financial Services, Inc., formed in July 2000, Cumberland Continental Corporation, formed in June 2001 and Signature Financial Services, Inc. formed in September 2001. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions in these companies mentioned in this section.

Item 13.  Exhibits and Reports on Form 8-K
(a) On June 6, 2002 the Company filed a Form 8-K notifying the change of accountants from Jackson & Rhodes, P.C.of Dallas, Texas to Clyde Bailey, P.C. of San Antonio, Texas.

(b)     The Index to Exhibits is found on page 16.

Item 14.  Controls and Procedures
(a) The Company plans to expand the Board of Directors within the fiscal year ending September 30, 2003 to provide an independent board which will then create two committees independent of management 1) audit committee and 2) compensation committee.

(b) No significant changes occurred in the internal controls of the Company during the fiscal year ended September 30, 2002.

(c)   Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOCAL TELECOM SYSTEMS, INC.
Date: January 17, 2003                    /s/ William R. Miertschin
                                          ----------------------------
                                          By: William R. Miertschin, President,
                                              Chief Executive Officer, Principal
                                              Accounting Officer, Principal
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date

/s/ Tracey Norris                 Secretary & Director          January 17, 2003
--------------------------
Tracey Norris

/s/ William R. Miertschin         President, CEO & Director     January 17, 2003
--------------------------
William R. Miertschin

/s/ Richard M. Hewitt             Director                      January 17, 2003
-------------------------
Richard M. Hewitt

                                  CERTIFICATION



I, William R. Miertschin, certify that:
1.. I have reviewed this annual report on Form 10-KSB of Local Telecom Systems,
     Inc
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report. 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules L3a-14 and 15d-14) for the registrant and have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date January 17, 2003
     ----------------------

     /s/William R. Miertschin
     ------------------------
     William R. Miertschin, President, Chief Executive Officer
     And Chief Financial Officer of Local Telecom Systems, Inc.

                                INDEX TO EXHIBITS


Exhibit No.       Page No.          Description
-----------       --------          ------------
   3(i)              *             Articles of Incorporation of the Company

   3(ii)             *             Bylaws of the Company


* Previously filed as indicated and incorporated herein by reference from the filings previously made by the Company.