Form 10QSB
period 2002-12-31
LOCAL TELECOM SYSTEMS INC
filed 2003-02-20
CIK 51511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

On December 31, 2002 the Registrant had 39,330,585 shares of its common stock outstanding of its common stock, par value $0.0167 per share.

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2002, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended September 30, 2002.

                           LOCAL TELECOM SYSTEMS INC.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                                  DECEMBER 31       SEPTEMBER 30
                                                                      2002              2002
                                                                  ------------      ------------
Current Assets

    Cash                                                          $        233      $        277
    Accounts Receivable                                                 19,024            20,238
                                                                  ------------      ------------
          Total Current Assets                                          19,257            20,515

Fixed Assets
    Equipment, net of accumulated depreciation                          33,945            40,257
                                                                  ------------      ------------

          Total Fixed Assets                                            33,945            40,257

Other Assets:
    Intangible Assets                                                  709,098           721,116
    Licenses                                                           525,000           525,000

                                                                  ------------      ------------
          Total Other Assets                                         1,234,098         1,246,116

          Total Assets                                            $  1,287,300      $  1,306,888
                                                                  ============      ============


                                             LIABILITIES

Current Liabilities
    Accounts Payable and accrued expenses                              371,120           309,744
    Notes Payable                                                       13,975
                                                                  ------------      ------------
          Total Current Liabilities                                    385,095           309,744


          Total Liabilities                                            385,095           309,744



                                        STOCKHOLDERS' EQUITY

Preferred Stock, par value $.10 per share
    authorized shares 1,000,000 shares, no shares outstanding
Common Stock                                                           656,821           656,821

Additional Paid-in-Capital                                           8,780,662         8,780,662
Accumulated Deficit                                                 (8,535,278)       (8,440,338)
                                                                  ------------      ------------

          Total Stockholders' Equity (Deficit)                         902,205           997,145
                                                                  ------------      ------------

          Total Liabilities and Stockholders' Equity              $  1,287,300      $  1,306,889
                                                                  ============      ============


     The accompanying notes are integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS INC.

                      COMSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                           ------------------------------
                                                           December 31       December 31
                                                           ------------      ------------
REVENUES:                                                      2002              2001
                                                           ------------      ------------
      Revenues                                             $     76,860      $         --
                                                           ------------      ------------

          Total Revenues                                         76,860                --

COST OF REVENUES:
      Telephone Service                                          67,055                --
                                                           ------------      ------------
          Gross Profit                                            9,805                --

EXPENSES:
      Legal and Professional Services                            16,700            17,400
      Depreciation                                                6,312               526
      Amortization                                               12,019
      Consulting                                                     --            67,200
      Rent & Utilities                                           13,346                --
      Salaries, Wages, and Transfer Agent Fees                   41,874             9,500
      Other Selling, general & administrative expenses           14,494            15,320
                                                           ------------      ------------

      Total Expenses                                            104,745           109,946

          Operating Income                                      (94,940)         (109,946)

OTHER INCOME (EXPENSES)

      Interest (expense)                                             --
      Interest Income                                                --              3375
      Other Income (expenses)
                                                           ------------      ------------
          Loss from Continuing Operations                  $    (94,940)     $   (106,571)

Discontinued Operations:                                             --               123
                                                           ------------      ------------

          Net Loss                                         $    (94,940)     $   (106,448)
                                                           ============      ============

Basic and Diluted Earnings Per Common Share                       (0.00)            (0.01)
                                                           ------------      ------------

Weighted Average number of Common Shares
      used in per share calculations                         39,330,585        11,935,849
                                                           ============      ============


     The accompanying notes are integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                          December 31       December 31
                                                          ------------      ------------
                                                              2002              2001
                                                          ------------      ------------
Cash Flows from Operating Activities:

    Net Income (Loss)                                     $    (94,940)     $   (106,448)

    Adjustments to reconcile net income (loss) to
     net cash provided(used) to operating activities:
            Depreciation and Amortization                       18,331               526
            Stock for Services                                      --            67,200
            Accts Receivable                                     1,214              (123)
            Accrued Interest Receivable                             --                28
            Accounts Payable                                    61,376            19,321
                                                          ------------      ------------
            Total Adjustments                                   80,921            86,952
                                                          ------------      ------------
Net Cash provided (used) in Operating Activities          $    (14,019)     $    (19,496)


Cash Flows from Investing Activities:

    Notes Receivable:
    Advances                                                        --           (88,000)
    Collections                                                     --              5120
    Capital Expenditures                                            --                --
                                                          ------------      ------------

Net Cash provided (used) in Investing Activities          $         --      $    (82,880)
                                                          ------------      ------------


Cash Flows from Financing Activities:
                                                                                       0
    Common Stock                                                    --             5,000
    Common Stock - Signature Healthcare                             --           100,000
    Note Payable                                                13,975                --
                                                          ------------      ------------

                                                          ------------      ------------
Net Cash provided (used) by Financing Activities          $     13,975      $    105,000
                                                          ------------      ------------

Net Increase (Decrease) in Cash                           $        (44)     $      2,624

Cash Balance,  Beginning of Period                                 277             1,940
                                                          ------------      ------------

Cash Balance,  End  of Period                             $        233      $      4,564
                                                          ============      ============


Supplemental cashflow informaiton:
    Cash Paid for interest                                $      1,241      $      1,241
    Cash Paid for income taxes                            $         --      $         --


     The accompanying notes are integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                   (UNAUDITED)


NOTE  1 - GENERAL

         Local Telecom Systems, Inc. ("LTSI" or "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name to be changed to Local Telecom Systems, Inc.


NOTE  2 - BASIS OF PRESENTATION

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has suffered continuing net losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company has nominal operations and is dependant on raising additional funds in order to provide capital for the Company to continue as a going concern.

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2003. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

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

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                                   (UNAUDITED)


NOTE 2 - CONTINUTED

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

NOTE  3 - COMMON STOCK
         In December of 2002 the Company granted 3,250 options with a grant price of $.10 per share to certain employees. No other shares of common stock were issued during the quarter ended December 31, 2002.

NOTE  4 - COMMITMENTS AND CONTINGENCIES
         The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL DISCUSSION:

Local Telecom Systems, Inc. ("LTSI" or "Company") offers local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several customer calling features, for an additional fee, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

LTSI purchases phone services from the incumbent local exchange carrier at deep discounts (currently up to 26%) and resells the service on a prepaid basis at a premium, allowing attractive profit margins. The markets are households without phone service due to lack of credit history or a poor credit history, and/or the inability to pay a deposit.

LTSI is a flat rate service provider with a customer base of approximately 800 in Texas, New Mexico and Arizona. LTSI is not a measured service provider, which is when service is provided on a "per call" or "minute basis". LTSI now has the licenses in place to expand into 42 more states for a total of 45 states.

ASSETS AND LIQUIDITY:

Total assets of the Company on December 31, 2001 were $496,578 compared to $1,287,300 on December 31, 2002 and at the fiscal year end, September 30, 2002, the Company had total assets of $1,306,888 The dramatic increase in total assets from December 31, 2001 to September 30, 2002 is directly attributable to the acquisition/merger with Local Telecom Systems on August 30, 2002. The slight decrease in assets during the current quarter from $1,306,888 to $1,287,300 is related to the reduction in intangible assets from $721,116 to $709,098.

On December 31, 2001 the Company had accounts payable of $19,321, most of which are professional fees (legal and accounting). On September 30, 2002 and December 31, 2002 the Company had accounts payable and accrued expenses of $309,744 and $371,120 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes. During the quarter the Company borrowed $13,975 from unrelated third parties.

The Company has Stockholders' Equity of $477,257 on December 31, 2001 compared to $997,145 on September 30, 2002 and had Stockholders' Equity of $902,205 on December 31, 2002. The reduction in Stockholders' Equity is related to a slight reduction in intangible assets and an increase in accounts payable and accrued expenses.

Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company plans to raise additional working capital from equity financing. These funds will be used to promote the Company's prepaid telephone services in the new 42 licensed states acquired on August 30, 2002.

REVENUES:

No revenues were reported during the quarter ended December 31, 2001. The quarter ended December 31, 2002 marked the first full quarter of reported revenues since the acquisition/merger of LTSI. These revenues were generated from the operations of the Company through providing prepaid telephone service to the Company's customers. Plans for the next quarter are to seek to expand the customer base through an advertising campaign.

EXPENDITURES

During the current quarter the Company incurred legal and professional fees of $16,700 of which most was related to preparing and filing certain documents with the Securities and Exchange Commission and other agencies following the merger/acquisition of Local Telecom Systems on August 30, 2002. The Legal and Professional Services of $17,400 incurred during the quarter ended December 31, 2001 were primarily related attorneys fees incurred in the preparation of Signature Healthcare Inc. and the agreements with National Healthcare, Inc. In February 2002 the Company made a distribution of all of its Signature Healthcare Inc. shares to its shareholders that hold the agreements with National Healthcare.

During quarter ended December 31, 2001, in order to conserve working capital, the Company issued 336,000 common restricted shares in lieu of cash for consulting services. These shares were issued to directors, officers and consultants based at a value of $67,200.

Depreciation increased dramatically from $526 for the quarter ended December 31, 2001 to $6,312 for the current quarter as a direct result of the tangible equipment acquired in the merger/acquisition of Local Telecom System.

Salaries, Wages, and Transfer Agent Fee totaled $41,874 during this quarter compared to $9,500 for salaries, wages or transfer agent fees incurred during the same period in 2001. This substantial increase is attributable to an increase in employees for staffing the prepaid telephone office operations. General Administration expenses decreased from $15,320 for the quarter ended December 31, 2002 to $14,494 for the quarter ended December 31, 2002.

NET INCOME (LOSS)

The Company reported a gross profit of $9,805 for the quarter ended December 31, 2002 compared to no revenues for the same period ended December 31, 2001. The Company incurred a Net Loss of $106,448 for the quarter ended December 31, 2001, and a Net Loss of $94,940 for the quarter ended December 31, 2002. These losses incurred in 2001 are attributable to the amount of expenditures incurred seeking and preparing the Company for a merger and/or acquisition partner. Per share data the Company lost $0.01 per common share for the quarter ended December 31, 2001 compared to less than one cent per share for the quarter ended December 31, 2002.

MATERIAL CHANGE AND WORKING CAPITAL REQUIREMENTS:

As a result of the Company's merger with LTSI, the Company business, as of August 30, 2002, increased its cash requirements through the expansion of its services in 42 additional states. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base from 800 to over 9,000 within the next twelve months. A funding campaign to raise approximately $2,000,000 in working capital is planned through equity/debt financing and/or the placement of the Company's common stock. The Company's cash flow projections indicate that an initial funding of $2,000,000 in working capital would be sufficient to expand the Company's current business to the broader national market. During the second year of operations following the desired funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000. However, no assurance can be given that the Company will be successful in raising this amount of financing, or any amount, or that the Company's growth projections will be met.

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


                          PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES:

None. The Company did issue stock options to four employees on December 24, 2002 for a total of 3,250 shares of the Company's restricted stock through a non-qualified stock option plan with an exercise price of $0.10 per share expiring on January 1, 2006.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LOCAL TELECOM SYSTEMS, INC.
                                          (Registrant)


Date: February 20, 2003                 /s/ WILLIAM R. MIERTSCHIN
                                       -----------------------------------------
                                    By:  William R. Miertschin, President &
                                            Chief  Executive Officer

                                  CERTIFICATION

         I, William R. Miertschin, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Local Telecom Systems, Inc.;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

      Date  February 19, 2003
           ----------------------------

      /s/ WILLIAM R. MIERTSCHIN
      ----------------------------------------------
      William R. Miertschin, President, Chief Executive Officer
      And Chief Financial Officer of Local Telecom Systems, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Local Telecom Systems, Inc. ("LTSI") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), William R. Miertschin, Chief Executive Officer and Chief Financial Officer of LTSI, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Panhandle.


Date February 20, 2003
    ------------------

/s/ WILLIAM R. MIERTSCHIN
-----------------------------------------------------------
William R. Miertschin, President, Chief Executive Officer
And Chief Financial Officer of Local Telecom Systems, Inc.