Form 10QSB
period 2003-03-31
LOCAL TELECOM SYSTEMS INC
filed 2003-05-21
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended March 31, 2003

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

On March 31, 2003 the Registrant had 39,330,585 shares of its common stock outstanding of its common stock, par value $0.0167 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

                           Local Telecom Systems Inc.
                           Consolidated Balance Sheets
                                    Unaudited

                                   A S S E T S
                                   -----------
                                               March 31    September 30
                                                 2003         2002
                                              -----------  -----------
Current Assets
--------------
   Cash                                       $     5,342  $       277
   Accounts Receivable                             15,908       20,238
                                              -----------  -----------
      Total Current Assets                         21,250       20,515

Fixed Assets
------------
   Equipment, net of accumulated
   depreciation                                    27,633       40,257
                                              -----------  -----------
      Total Fixed Assets                           27,633       40,257

Other Assets:
-------------
   Intangible Assets                              697,080      721,116
   Licenses                                       525,000      525,000
                                              -----------  -----------
      Total Other Assets                        1,222,080    1,246,116
      Total Assets                            $ 1,270,963  $ 1,306,888
                                              ===========  ===========

                             L I A B I L I T I E S
                             ---------------------

Current Liabilities
--------------------
   Accounts Payable and accrued expenses         414,217      309,744
   Notes Payable                                  13,975
                                              -----------  -----------
      Total Current Liabilities                  428,192      309,744

      Total Liabilities                          428,192      309,744

   Commitments and Contingencies                       0            0

                     S T O C K H O L D E R S ' E Q U I T Y
                     --------------------------------------

Preferred Stock, par value
   $.10 per share authorized shares
   1,000,000 shares, no shares outstanding

Common Stock                                     656,821      656,821
   100,000,000 authorized shares,
   par value $.0167 39,330,585
   shares issued and outstanding
Additional Paid-in-Capital                     8,780,662    8,780,662
Accumulated Deficit                           (8,594,712)  (8,440,338)
                                              -----------  -----------
   Total Stockholders' Equity (Deficit)          842,771      997,145
                                              -----------  -----------
   Total Liabilities and Stockholders'       $ 1,270,963  $ 1,306,889
    Equity                                    ===========  ===========


        The accompanying notes are integral part of financial statements.
                                       F-1

                           Local Telecom Systems Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                      Three Months Ended         Six Months Ended
                                                   -----------------------   ------------------------
                                                    March 31     March 31     March 31      March 31
Revenues:                                             2003         2002         2003         2002
---------                                          ---------    ----------   ----------   -----------
   Revenues                                        $  61,752    $        -   $  138,612   $        -
                                                   ---------    ----------    ---------   -----------
      Total Revenues                                  61,752             -      138,612            -

Cost of Revenues:
--------------
   Telephone Service                                  41,058             -      108,113            -
                                                   ----------   ----------    ---------    ----------
      Gross Profit                                    20,694             -       30,499            -

Expenses:
---------
   Legal and Professional Services                     1,905         5,087       18,605       22,487
   Depreciation                                        6,312           526       12,624        1,052
   Amortization                                       12,019             -       24,038            -
   Consulting                                              -             -            -       67,200
   Rent & Utilities                                   19,098             -       32,444            -
   Salaries, Wages, and Transfer Agent Fees           25,434        12,250       67,308       21,750
   Other Selling, general & administrative expenses   15,360        15,093       29,854       30,413
                                                   ---------    ----------   ----------   -----------
   Total Expenses                                     80,128        32,956      184,873      142,902
      Operating Income                               (59,434)      (32,956)    (154,374)    (142,902)

Other Income (Expenses)
-----------------------
   Interest (expense)                                     -              -           -             -
   Interest Income                                        -          3,260           -         5,135
   Other Income (expenses)                                -          1,500           -         1,500
                                                   ---------    ----------   ----------   -----------
      Loss from Continuing Operations             $ (59,434)     $ (29,696)  $ (154,374)  $ (136,267)

Discontinued Operations:                                  -             59            -          182
------------------------                           ---------    ----------   ----------   -----------
      Net Loss                                    $ (59,434)     $ (29,637)  $ (154,374)  $ (136,085)
                                                   =========    ==========   ==========   ===========
Basic and Diluted Earnings Per Common Share           (0.00)         (0.00)       (0.00)       (0.01)
                                                   ---------    ----------   ----------   -----------
Weighted Average number of Common                39,330,585     13,186,788   39,330,585   12,635,318
  Shares used in per share calculations            =========    ==========   ==========   ===========




            The accompanying notes are integral part of the financial
                                  statements.

                           Local Telecom Systems Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                         Six Months Ended
                                                     March 31        March 31
                                                   -------------   -------------
                                                       2003            2002
                                                   -------------   -------------
Cash Flows from Operating Activities:
-------------------------------------
   Net Income (Loss)                                 $(154,374)      $(136,085)
   Adjustments to reconcile net income (loss)
     to net cash provided (used) to operating
     activities:
     Depreciation and Amortization                      36,662             526
     Stock for Services                                      -          67,200
     Accts Receivable                                    4,329            (182)
     Accrued Interest Receivable                             -           5,233
     Accounts Payable                                  104,473          19,548
                                                   ------------    -------------
     Total Adjustments                                 145,464          92,325
                                                   -------------   -------------
Net Cash provided (used) in Operating                 $ (8,910)      $ (43,760)
Activities

Cash Flows from Investing Activities:
-------------------------------------

   Notes Receivable:
   Advances                                                  -         (89,438)
   Collections                                               -           5,120
   Deposit on Acquisition                                    -        (100,000)
Net Cash provided (used) in Investing Activities  $          -      $ (184,318)
                                                   -------------   -------------

Cash Flows from Financing Activities:
------------------------------------
   Common Stock                                               -        135,000
   Common Stock - Signature Healthcare                        -        100,000
   Note Payable                                          13,975              -
                                                  ==============   =============
Net Cash provided (used) by Financing             $      13,975     $  235,000
Activities                                         -------------   -------------
Net Increase (Decrease) in Cash                   $       5,065     $    6,922
Cash Balance,  Beginning of Period                          277          1,940
                                                   -------------   -------------
Cash Balance,  End  of Period                     $       5,342     $    8,862
                                                   =============   =============
Supplemental cashflow information:
   Cash Paid for interest                         $           -     $    1,241
   Cash Paid for income taxes                     $           -     $        -


        The accompanying notes are integral part of financial statements.
                                       F-3

                           LOCAL TELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)



NOTE 1 - GENERAL

      Local Telecom Systems, Inc. (formerly Signature Motorcars, Inc.) ("Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name to be changed to Local Telecom Systems, Inc.

NOTE 2 - BASIS OF PRESENTATION

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered continuing net losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company is dependent on raising additional funds in order to provide capital for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2003. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

Notes to Financial Statements Continued
Quarter Ended March 31, 2003


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

      The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," that simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE  3 - COMMON STOCK

      In December of 2002, the previous quarter, the Company granted 3,250 options with a grant price of $.10 per share to certain employees. No shares of common stock were issued during the quarter ended March 31, 2003.


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

LTSI is a flat rate service provider with a customer base of approximately 500 in Texas, New Mexico and Arizona. LTSI is not a measured service provider, which is when service is provided on a "per call" or "minute basis". LTSI now has the licenses in place to expand into 42 more states for a total of 44 states plus the District of Columbia.

The Company has been meeting with various venture capital companies for source of funds for implementing the Company's business plan of expansion into the new licenses. In order to expand the Company's operations working capital must be raised.

Assets and Liquidity:

Total assets of the Company on December 31, 2002 were $1,287,300 compared to $1,270,963 on March 31, 2003 and at the fiscal year end, September 30, 2002, the Company had total assets of $1,306,888. Also in comparison the Company had total assets of $680,263 on March 31, 2002. The dramatic increase in total assets from March 31, 2002 to September 30, 2002 is directly attributable to the acquisition/merger with Local Telecom Systems on August 30, 2002. The slight decrease in assets during the current quarter from $1,287,300 to $1,270,963 is related to the reduction in intangible assets from $721,11 to $697,080.

On September 30, 2002 and March 31, 2003 the Company had accounts payable and accrued expenses of $309,744 and $428,192 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes. During the quarter the Company borrowed $13,975 from unrelated third parties.

The Company has Stockholders' Equity of $660,715 on March 31, 2002 compared to $997,145 on September 30, 2002 and had Stockholders' Equity of $842,771 on March 31, 2003. The reduction in Stockholders' Equity is related to a slight reduction in intangible assets and an increase in accounts payable and accrued expenses.

Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company must raise additional working capital to meet the expansion plans of the Company. The expansion plans include but are not limited to promoting the Company's prepaid telephone services in the new 42 licensed states that were acquired on August 30, 2002. The Company plans on a form of equity financing to raise the working capital.

Revenues:

No revenues were reported during the quarter ended March 31, 2001. The quarter ended March 31, 2002 marked the second full quarter of reported revenues since the acquisition/merger of LTSI. These revenues were generated from the operations of the Company through providing prepaid telephone service to the Company's customers. Plans for the next quarter are to seek to expand the customer base through an advertising campaign. Total revenues for the three months ended March 31, 2003 were $61,752 and were $138,612 for the six months ended March 31, 2003.

Expenditures

Cost of revenues were $41,058 leaving a gross profit of $20,694 for the quarter ended March 31, 2003 and for the six months incurred costs of $108,113 for the revenues of $138,612 from the Company's prepaid phone service.

Depreciation increased dramatically from $526 for the quarter ended March 31, 2002 to $6,312 for the current quarter as a direct result of the tangible equipment acquired in the merger/acquisition of Local Telecom System.

Salaries, Wages, and Transfer Agent Fees totaled $25,434 during this quarter compared to $12,250 for salaries, wages or transfer agent fees incurred during the same period in 2001. The six month expenses for Salaries, Wages and Transfer Agent Fees were $67,308 for the period ended March 31, 2003 compared to $21,750 for the same period in 2002. This substantial increase is attributable to an increase in employees for staffing the prepaid telephone office operations. General Administration expenses remained fairly constant during these reporting periods.

Net Income (Loss)

The Company incurred a Net Loss of $29,637 for the quarter ended March 31, 2002, and a Net Loss of $59,434 for the quarter ended March 31, 2003. The Company incurred a Net Loss of $136,085 for the six months ended March 31, 2002, compared to a Net Loss of $154,374 for the quarter ended March 31, 2003.
These losses incurred in 2002 are attributable to the amount of expenditures incurred seeking and preparing the Company for a merger and/or acquisition partner. The losses incurred subsequent to year-end have been related to the cost of operations for Local Telecom.

Material Change and Working Capital Requirements:

As a result of the Company's merger with LTSI, the Company business, as of August 30, 2002, increased its cash requirements through the expansion of its services in 42 additional states. A funding campaign is very important to expanding the Company's operations. Marketing the Company's prepaid local service will require the Company to utilize national advertising to maximize the Company's exposure as it plans to increase its customer base from 500 to over 9,000 within the next twelve months. A funding campaign to raise up to $2,000,000 in working capital is planned through equity/debt financing and/or the placement of the Company's common stock. The Company's cash flow projections indicate that an initial funding of $2,000,000 in working capital would be sufficient to expand the Company's current business to the broader national market. During the second year of operations following the desired funding of $2,000,000 in working capital, it is projected that the customer base could exceed 20,000. However, no assurance can be given that the Company will be successful in raising this amount of financing, or any amount, or that the Company's growth projections will be met.

The Company has been meeting with various venture capital companies for source of funds for implementing the Company's business plan of expansion into the new licenses and with private business combinations that would complement the Company's operations in an overall plan to benefit the Company.

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

Item 3.  Controls and Procedures

1.     Quarterly Evaluation of Disclosure Controls and Internal Controls

Within the 90 days prior to the date of the quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer, (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

2.     President and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the President and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications for a more complete understanding of the topics presented.

3.     Disclosure Controls and Internal Controls;

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

4.     Limitations on the Effectiveness of Controls;

The Company's management, including the President and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

5.     Scope of the Controls Evaluation;

The President/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the President and CFO require that the President and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the President and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Controls Evaluation, our President and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LOCAL TELECOM SYSTEMS, INC.
                                       (Registrant)


Date: May 20, 2003                   /s/ William R. Miertschin
                                    --------------------------------------
                                    By: William R. Miertschin, President &
                                        Chief Executive Officer

                                  CERTIFICATION

      I, William R. Miertschin, certify that:
      1. I have reviewed this quarterly report on Form 10-QSB of Local Telecom Systems, Inc.;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this a Quarterly Report.
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules L3a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date May 20, 2003

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Local Telecom Systems, Inc. ("LTSI") on Form 10- QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), William R. Miertschin, Chief Executive Officer and Chief Financial Officer of LTSI, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Local Telecom Systems, Inc.

Date May 20, 2003


                /s/ WILLIAM R. MIERTSCHIN
                -----------------------------------------------------------
                William R. Miertschin, President, Chief Executive Officer and Chief Financial Officer of Local Telecom Systems, Inc.