Form 10QSB
period 2003-06-30
LOCAL TELECOM SYSTEMS INC
filed 2003-08-11
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended June 30, 2003

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

On June 30, 2003 the Registrant had 39,330,585 shares of its common stock outstanding of its common stock, par value $0.0167 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                           Consolidated Balance Sheets
                                    Unaudited




                                   A S S E T S
                                  -------------
                                                     June 30  September 30
                                                      2003        2002
                                                  -----------  -----------
Current Assets
---------------
      Cash                                        $     1,584  $       277
      Accounts Receivable                              25,482       20,238
                                                  -----------  -----------
          Total Current Assets                         27,066       20,515

Fixed Assets
------------
     Equipment, net of accumulated depreciation        26,049       40,257
                                                  -----------  -----------
          Total Fixed Assets                           26,049       40,257

Other Assets
------------
     Intangible Assets, net of amortization           685,024      721,116
     Licenses                                         525,000      525,000
                                                  -----------  -----------
          Total Other Assets                        1,210,024    1,246,116
          Total Assets                            $ 1,263,139  $ 1,306,888
                                                  ===========  ===========

                               L I A B I L I T I E S
                               ---------------------
Current Liabilities
-------------------
    Accounts Payable and accrued expenses            438,281      309,743
    Notes Payable                                     13,975            0
                                                  -----------  -----------
         Total Current Liabilities                   452,256      309,743
         Total Liabilities                           452,256      309,743

    Commitments and Contingencies                          0            0

                       S T O C K H O L D E R S ' E Q U I T Y
                       -------------------------------------


Preferred Stock, par value $.10 per share
    authorized shares 1,000,000 shares, no
    shares outstanding                                  0.00          0.00
Common Stock
    100,000,000 authorized shares, par value $.0167
    39,330,585 shares issued and outstanding          656,821      656,821
Additional Paid-in-Capital                          8,780,662    8,780,662
Accumulated Deficit                                (8,626,600)  (8,440,338)
                                                  -----------  -----------

      Total Stockholders' Equity (Deficit)            810,883      997,145
                                                  -----------  -----------

      Total Liabilities and Stockholders' Equity  $ 1,263,139  $ 1,306,888
                                                  ===========  ===========

      The accompanying notes are integral part of the financial statements.
                                       F-1

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                            Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended          Nine Months Ended
                                                    June 30      June 30       June 30       June 30
                                                  -----------  ----------    -----------   -----------
Revenues:                                             2003         2002          2003          2002
---------                                         -----------  -----------   -----------   -----------
   Revenues                                           $48,549           $0      $187,161            $0
                                                  -----------  -----------   -----------   -----------
        Total Revenues                                $48,549           $0      $187,161            $0

Cost of Revenues:
-----------------
    Cost of Revenues                                  $24,109           $0      $132,222            $0
                                                  -----------  -----------   -----------   -----------
        Gross Profit                                  $24,440           $0       $54,939             0

Expenses:
---------
    Legal and Professional Services                     1,000        5,272        19,605        27,759
    Depreciation                                        1,584          526        14,208         1,578
    Amortization                                       12,126            0        36,164             0
    Consulting                                              0            0             0        67,200
    Rent & Utilities                                   10,498            0        42,942             0
    Salaries, Wages, and Transfer Agent Fees           26,554            0        93,862        21,750
    Other Selling, general & administrative expenses    4,566        9,540        34,420        39,953
                                                   ----------   ----------   -----------   -----------
    Total Expenses                                     56,328       15,338       241,201       158,240
       Operating Income                               (31,888)     (15,338)     (186,262)     (158,240)

Other Income (Expenses)
-----------------------
   Interest Income                                          0            0             0          6635
   Effect of Subsidiary's Stock Dividend                    0     (477,843)            0      (477,843)
   Other Income (expenses)0(13,338)                         0      (13,338)            0       (13,338)
                                                  -----------  -----------   -----------   -----------
       Loss from Continuing Operations               $(31,888)   $(506,519)    $(186,262)    $(642,786)
                                                  ============ ============  ============  ============
Discontinued Operations:                                    0            0             0           182
------------------------
       Net Loss                                      $(31,888)   $(506,519)    $(186,262)    $(642,604)
Basic and Diluted Earnings Per Common Share             (0.00)       (0.04)        (0.00)        (0.06)
                                                  ------------  -----------  ------------  ------------
Weighted Average number of Common Shares           39,330,585   12,520,582    39,330,585    11,624,493
   used in per share calculations                 ============  ===========  ============  ============


      The accompanying notes are integral part of the financial statements.
                                       F-2

                           Local Telecom Systems Inc.
                       (formerly Signature Motorcars Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Nine Months Ended
                                                               June 30       June 30
                                                            ------------   ------------
                                                                 2003         2002
                                                            ------------   ------------
Cash Flows from Operating Activities:
-------------------------------------
      Net Income (Loss)                                       $(186,262)     $(642,604)
      Adjustments to reconcile net income (loss)
        to net cash provided(used) to operating activities:
           Depreciation                                          50,302          1,578
           Stock Issued to Consultants                                0         67,200
           Effect of Subsidiary's Stock Dividend                      0        477,843
           Accounts Receivable                                   (5,244)        31,599
           Accounts Payable                                     128,536         22,601
                                                           --------------   ------------
      Total Adjustments                                         173,594        600,821
                                                           --------------   -------------
Net Cash provided (used) in Operating Activities               $(12,668)   $   (41,783)

Cash Flows from Investing Activities:
-------------------------------------
     Notes Receivable:
     Advances                                                         0              0
     Collections                                                      0          5,120
     Capital Expenditures                                             0              0
     Deposit on Acquisition                                           0       (100,000)
                                                           --------------   --------------
Net Cash provided (used) in Investing Activities           $          0    $   (94,880)
                                                           --------------   --------------
Cash Flows from Financing Activities:
-------------------------------------
    Common Stock                                                      0        135,000
    Note Payable                                                 13,975              0
                                                           ==============   ===============
Net Cash provided (used) by Financing Activities           $     13,975    $   135,000
                                                           --------------   ---------------
Net Increase (Decrease) in Cash                            $      1,307    $    (1,663)

    Cash Balance,  Beginning of Period                              277          1,940
                                                           --------------   ---------------
    Cash Balance,  End  of Period                                 1,584    $       277
                                                           ==============   ===============
    Supplemental cash flow information:
         Cash Paid for interest                           $           0    $         0
         Cash Paid for income taxes                       $           0    $         0

           See accompanying notes to Consolidated Financial Statements
                                       F-3


                           LOCAL TELECOM SYSTEMS, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          ------------------------------
                                  June 30, 2003
                                  --------------
                                   (Unaudited)
                                   -----------

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

      The Company has suffered continuing net losses from operations. The Company is dependant on raising additional funds in order to provide capital for the Company to continue as a going concern.

      The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2003. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

Notes to Financial Statements Continued
Quarter Ended June 30, 2003



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

NOTE  3 - COMMON STOCK
      In December of 2002, the previous quarter, the Company granted 3,250 options with a grant price of $.10 per share to certain employees. No shares of common stock were issued during the quarter ended June 30, 2003.

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

LTSI is a flat rate service provider with a customer base of approximately 500 in Texas, New Mexico and Arizona. LTSI is not a measured service provider, which is when service is provided on a "per call" or "minute basis". LTSI has the licenses in place to expand into 42 more states for a total of 44 states plus the District of Columbia.

The Company has been meeting with various venture capital companies for source of funds for implementing the Company's business plan of expansion into the new licenses. In order to expand the Company's operations working capital must be raised. Subsequent to the end of the quarter, the Company initiated plans for a funding campaign in Europe to raise a portion of this needed working capital.

Assets and Liquidity:

Total assets of the Company on March 31, 2003 were $1,270,963 compared to $1,263,139 on June 30, 2003 and at the fiscal year end, September 30, 2002, the Company had total assets of $1,306,888. Also in comparison the Company had total assets of $187,655 on June 30, 2002. The dramatic increase in total assets from June 30, 2002 to September 30, 2002 is directly attributable to the acquisition/merger with Local Telecom Systems on August 30, 2002. The slight decrease in assets during the current quarter from $1,270,963 to $1,263,139 is related to the reduction in intangible assets from $721,116 to $685,024.

On September 30, 2002, March 31, 2003 and June 30, 2003 the Company had accounts payable and accrued expenses of $309,744, $428,192, $438,281 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes. During the quarter the Company borrowed $13,975 from unrelated third parties.

The Company has Stockholders' Equity of $165,054 on June 30, 2002 compared to $997,145 on September 30, 2002 and had Stockholders' Equity of $842,771 on March 31, 2003 and $810,883 on June 30, 2003. The reduction in Stockholders' Equity is related to a slight reduction in intangible assets and an increase in accounts payable and accrued expenses.

Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. However, as a result of the acquisition of Local Telecom Systems, Inc., the Company must raise additional working capital to meet the expansion plans of the Company. The expansion plans include but are not limited to promoting the Company's prepaid telephone services in the new 42 licensed states that were acquired on August 30, 2002. The Company has initiated plans for a form of equity financing to raise a portion of the working capital needed.

Revenues:

The quarter ended June 30, 2003 marked the third full quarter of reported revenues since the acquisition/merger of LTSI. These revenues were generated from the operations of the Company through providing prepaid telephone service to the Company's customers. Plans for the next quarter are to seek to expand the customer base through an advertising campaign. Total revenues for the three months ended June 30, 2003 were $48,549 and were $187,161 for the nine months ended March 31, 2003.

Expenditures

Cost of revenues were $41,058 leaving a gross profit of $20,694 for the quarter ended March 31, 2003 compared to the current quarter where cost of revenues were $24,109 leaving a gross profit of $24,440. The nine months revenues incurred costs of $132,222 leaving a gross profit of $54,939 from the Company's prepaid phone service.

Salaries, Wages, and Transfer Agent Fees totaled $9,540 during this quarter compared to $3,398 for salaries, wages or transfer agent fees incurred during the same period in 2002. The nine month expenses for Salaries, Wages and Transfer Agent Fees were $39,953 for the period ended June 30, 2003 compared to $14,212 for the same period in 2002. This substantial increase is attributable to an increase in employees for staffing the prepaid telephone office operations. General Administration expenses remained fairly constant during these reporting periods.

Net Income (Loss)

The Company incurred a Net Loss of $506,519 for the quarter ended June 30, 2002, and a Net Loss of $59,434 for the quarter ended March 31, 2003 compared to a net loss of $31,888 for the current quarter ended June 30, 2003. The Company incurred a Net Loss of $642,604 for the nine months ended June 30, 2002, compared to a Net Loss of $186,262 for the nine month period ended June 30, 2003. The losses incurred in 2002 are attributable to the distribution of stock dividends to shareholders in preparation of the merger with Local Telecom Systems, Inc. The losses incurred subsequent to year-end have been related to the cost of operations for Local Telecom.

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


Item 3.  Controls and Procedures

1.     Quarterly evaluation of Disclosure Controls and Internal Controls

Within the 90 days prior to the date of the quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer, CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

`In accord with SEC requirements, the President and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Controls Evaluation, our President and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 5. Other Information

On June 17, 2003 the Board of Directors met and accepted the resignation of Tracey Norris as director, officer and employee. Ms. Norris submitted her resignation on June 6 for personal reasons. At the same Board meeting the Directors appointed Katey J. Daniel to fill Ms. Norris's positions.
The following is a resume of Katey J. Daniel:

Katey J. Daniel, Director of Operations. A 1996 graduate from Brandon University in Manitoba, Canada with a Bachelor's Degree in Education and a 2000 graduate from the University of Dallas in Irving, Texas with a Master's Degree in Business Administration with a major in Telecommunications. In 1998 she was employed by the University of Dallas as the Marketing Specialist and Distance Learning Coordinator where she managed the Distance Learning program and was a key member of the team that developed the University's Internet MBA program. She then went on to become the Senior Telecommunications Account Manager for Global Direct Resources, Dallas, TX in 2000. Ms. Daniel was also employed by Aesthetics Medical, Dallas, TX as the Director of Operations where she managed daily operations as well as the marketing and sales of the business. Throughout her corporate career Ms. Daniel has also maintained a teaching career as an adjunct professor of English (ESL). Ms. Daniel had a successful consulting practice before joining LTSI.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LOCAL TELECOM SYSTEMS, INC.
                                    (Registrant)

                               /s/ WILLIAM R. MIERSTCHIN
                               ---------------------------------------
Date: August 11, 2003          By:  William R. Miertschin, President &
                                          Chief  Executive Officer

                                  CERTIFICATION

I, William R. Miertschin, certify that:
      1. I have reviewed this quarterly report on Form 10-QSB of Local Telecom Systems, Inc.;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this a Quarterly Report.
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules L3a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:
      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003

   /s/ WILLIAM R. MIERSTCHIN
---------------------------------------------------------
William R. Miertschin, President, Chief Executive Officer
And Chief Financial Officer of Local Telecom Systems, Inc.

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

Date August 11, 2003


        /s/ WILLIAM R. MIERTSCHIN
        ---------------------------------------------------------
        William R. Miertschin, President, Chief Executive Officer
        and Chief Financial Officer of Local Telecom Systems, Inc.