Form 10KSB
period 2003-09-30
LOCAL TELECOM SYSTEMS INC
filed 2004-01-16
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003

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

             3535 West 7th Street, Suite 1, Fort Worth, Texas 76107
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number including Area Code: (817) 731-1171
                                                         --------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.0167

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                 No
                    ----                  -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $ 237,788

The aggregate market value of common equity held by non-affiliates of the Registrant was $1,053,165 as of January 13, 2004, based on the price of the common stock, $.0167 par value, of the Registrant, ($.095 per share) at the close of the market on that day.

The number of shares outstanding of the Registrant's common stock on September 30, 2003, was 13,371,242 shares and on December 31, 2003 had 16,284,423 shares outstanding. The Company also has 600,000 shares of preferred stock outstanding as of September 30, 2003.

                                TABLE OF CONTENTS

PART I ......................................................................3
        Item 1.   Description of Business....................................3
                  (a) Business Development...................................3
                  (b) Business of Issuer.....................................4
        Item 2.   Description of Property....................................8
        Item 3.   Legal Proceedings..........................................8
        Item 4.   Submission of Matters to a Vote of Security Holders........8

PART II .....................................................................8
        Item 5.  Market for Common Equity and Related Stockholder Matters....8
                 (a) Market Information......................................8
                 (b) Holders.................................................9
                 (c) Dividends...............................................9
                 (d) Securities Authorized for Issuance Under Equity
                     Compensation Plan ......................................9
        Item 6.  Plan of Operations..........................................10
        Item 7.  Financial Statements .......................................11
        Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................12

PART III.....................................................................12
        Item 9.  Directors, Executive Officers, Promoters and Control
                 Persons ....................................................12
        Item 10. Executive Compensation .....................................14
        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management .................................................14
        Item 12. Certain Relationships and Related Transactions..............15
        Item 13. Exhibits and Reports on Form 8-K ...........................15
        Item 14. Controls and Procedures ....................................15

INDEX TO EXHIBITS ...........................................................16

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

During its fiscal year ended September 30, 2003 the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company did during the fiscal year ended September 30, 2002, enter into a merger agreement with Local Telecom Systems, Inc. as well as effect a partial distribution of the Company's assets.

August 30, 2002 was the effective date of this acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they conveyed the property, rights, privileges, agreements, tariffs and various license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company's common stock.

At a shareholders' meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company's four wholly owned subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company's common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company now has 100,000,000 shares authorized for issuance, 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.

On July 3, 2003 a resolution was approved by the Board of Directors and accepted by four major shareholders to convert 30,000,000 common shares to preferred shares (Series A) , which reduced the number of common shares from 39,330,585 shares to 9,330,585 shares issued and outstanding on July 3, 2003. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each shares of preferred stock. Each shares of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically converted into common stock by the Company.

On September 22, 2003 the Company issued 2,436,000 shares of restricted common stock to a group of accredited investors in Europe. Also during September a total of 1,559,657 shares were issued for consulting services and also 45,000 shares were issued to directors for their director's fees. On September 30, 2003 the Company had 13,371,242 common shares issued and outstanding and 600,000 preferred shares issued and outstanding.

(b) Business of Issuer

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

LTSI is a flat rate service provider with its customer base in Texas, New Mexico and Arizona as of September 30, 2003. LTSI is not a measured service provider, which is when service is provided on a "per call" or "minute basis".

LTSI is a local telephone service reseller with an acquired three-year-old customer base in Texas, New Mexico and Arizona. LTSI has the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance. The following are brief highlights of LTSI business:

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

Dependence on Third Parties - The Company depends on many consultants, vendors and suppliers to conduct business. For example, with expected growth, the Company may require the use of a billing service to mail the monthly invoices to our customers and the Company may also use a telemarketing company for subscribing new customers during an advertising campaign. LTSI is not equipped with the necessary personnel or equipment to handle either of these services and is therefore dependent to outsource these types of services. A loss of any one of these third parties would significantly disrupt our operations.

Dependence Upon Management - The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, Katey Daniel, Arthur Berger and William Miertschin. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.

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

Personnel

As of September 30, 2003, the Company had four (4) full time employees plus both full and part time consultants in addition to the Company's officers and directors.

Item 2. Description of Property

LTSI corporate offices are located at 3535 West 7th Street, Suite 1, Fort Worth, Texas. These offices are leased by LTSI from Llewellyn Realty. The monthly rental payable by LTSI is $3,100. LTSI also pays the utilities and insurance. The office lease is a month-to-month lease.

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

Item 3.  Legal Proceedings

As of September 30, 2003, there were no legal proceedings to which the Company was a party, and no litigation is known to be pending against the Company.


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

The Company plans to hold its annual meeting for 2003/2004 during the first half of 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's shares became listed on the Electronic Bulletin Board in March 2003 with trades as high as $0.55 and as low as $0.05. The shares are traded under the symbol "LTSY" for the shares (11,085,952 shares) held by non-affiliates of the Registrant on September 30, 2003. On January 13, 2004 the stock price was $0.06 Bid and $0.095 Ask.

During the 2002/2003 fiscal year, 650,000 warrants were exercised at 20 cents per share. On September 30, 2003 the Company had 9,000,000 warrants outstanding to purchase 9,000,000 common shares at an exercise price of $0.10 per share expiring on June 6, 2006. These warrants were issued as consideration for the conversion of 30,000,000 common shares to 600,000 shares of preferred stock of the Company.

On August 3, 2003 30,000,000 shares of common stock was converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares, Richard M. Hewitt for 1,000,000 shares, Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares. See Part III, Item 11 for additional information regarding the ownership of common and preferred stock held by these four parties.

On September 30, 2003, end of the fiscal year, the Company had 13,371,242 shares issued and outstanding of which the Company believes it has 2,234,208 shares that can be sold pursuant to Rule 144 under the Securities Act of which 1,229,205 shares are held by officers and directors. The Company also believes it has approximately 2,436,000 shares that are not eligible for Rule 144 of the Securities Act on September 30, 2003.

(b) Holders

The approximate number of security holders of record of the Company's common stock on January 12, 2004 was 1,522. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

(c) Dividends

The Company did not declare a cash dividend or pay dividends during the fiscal year ended September 30, 2003.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently does not have any securities authorized for issuance under any Equity Compensation Plans.

Issuance of Unregistered Shares

During the year ended September 30, 2003, the Company issued 1,559,657 shares of unregistered common shares for consulting services, 45,000 unregistered common shares for director fees and 2,436,000 unregistered shares for a Private Placement in Europe.

The facts relied on to make the exemption from registration provided by Section 4(2)of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by legend on the certificates representing such securities.

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

General Discussion

The primary focus during the 2002/2003 fiscal year was to audit the acquisition/merger, to seek listing on the Electronic Bulletin Board and fund the Company's growth. These filings were made and a successful listing was made in March 2003 under the symbol "LTSY". Prior to and following the Company's listing several attempts were made to secure funding, unfortunately, it was not until August 2003 that limited funding was achieved. The delay in funding caused the Company to loose a significant portion of its customer base plus certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote the Company's services. A funding campaign is planned during 2004 to initiate a program to reestablish the Company's customer base.

Liquidity and Capital Resources

Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company's limited operations. On September 30, 2003 the Company had current assets of $34,708 compared to $20,515 on September 30, 2002 and current liabilities of $213,911 and $309,744 respectively for ratios of current assets to current liabilities of .16 to 1 on September 30, 2003 compared to .07 to 1 on September 30, 2002 an improvement due to an increase in cash on hand and reduction in current liabilities. The Company continues to seek additional working capital through an equity financing. These funds will be used to promote the Company's prepaid telephone services in its core states, Texas, New Mexico and Arizona followed by identifying the next top states with the largest Hispanic population to further build the Company's revenues.

Assets and Liabilities

During the fiscal year ended September 30, 2002 the Company distributed all the assets to its four former subsidiaries. The Company elected to write down its basis in the Intangible Assets and Licenses acquired as the customer base decreased due to the lack of funding to continue the advertising and promotion campaign planned for the fall of 2002 and spring of 2003. The Intangible Assets were $721,116 and Licenses $525,000 on September 30, 2002 were reduced to $241,116 and $265,000 respectively to more fairly represent the impairment of the Company's business operations incurred during the fiscal year ending September 30, 2003.

The Company's liabilities on September 30, 2002, were $309,744 for accounts payable and accrued liabilities compared to $181,411 on September 30, 2003. The reduction in accounts payables were primarily due to the lower amount of taxes and debt for equity due on September 30, 2003.

Results of Operations

The Company formed the LTS Unit Investment Trust ("UIT") in March 2003 to finance the growth and expansion of the Company. The trust contained a total of 705 units to raise a maximum of $3,525,000 from this funding program. Only a small amount ($32,500) was received from this UIT, which was recorded as a note payable. The Company discontinued the UIT offering on June 30, 2003. See Note 4 for additional information in the accompanying financial statements.

The revenues for the fiscal year ended September 30, 2003 were $237,788 compared to $42,652 for the year ended September 30, 2002, which was for only the period of time from the effective date (August 30, 2002) until September 30, 2002. The revenues were lower due to loss of customers over the year as the Company was not able to keep its advertising program in place. A major portion of the proposed funding was for advertising and promotion, unfortunately the Company was not successful in finding a significant funding source for until August 2003.

Net Income (Loss)

The Company incurred a Net Loss of $917,925 for the year ended September 30, 2003, and a Net Loss of $514,863 for fiscal year ended September 30, 2002. The losses incurred in fiscal 2002 were attributable to a $477,843 distribution of assets through a Subsidiary Stock Dividend. Approximately half of the losses incurred in fiscal 2003 were the write down of assets (Impairment Loss) of $484,526 due to the loss by attrition of the Company's existing customer base in it's core business as advertising was substantially reduced. See Note 3 for additional information in the accompanying financial statements.

The Company also incurred significant expenditures in Legal and Professional Services ($90,948), Consulting ($154,000) and Salaries, Wages, Transfer Agent Fees ($117,676). These categories total $362,624 of which $291,859 was paid by equity through the issuance of the Company's restricted common stock. See Consolidated Statement of Changes in Stockholders' Equity and Note 2 in the Company's financial statements for September 30, 2003 for additional information.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 4 to Financial Statements for additional disclosure.

Per share data the Company lost $0.07 per common share for the year ended September 30, 2003 compared to $0.04 for the previous year.

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

                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders
Local Telecom Systems Inc.

We have audited the accompanying balance sheet of Local Telecom Systems Inc. ("Company") as of September 30, 2003 and the related statement of operations, changes in stockholders' equity, and statement of cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements.

                            /s/ Clyde Bailey
                            -----------------------
                                  Clyde Bailey
                           Certified Public Accountant

January 6, 2004
San Antonio, Texas

                          Local Telecom Systems, Inc.
                           Consolidated Balance Sheets
                            As of September 30, 2003

                                   A S S E T S
                                  -------------


Current Assets
--------------

        Cash                                         $    28,751
        Accounts Receivable                                5,957
                                                       -----------
                Total Current Assets                                  34,708

Fixed Assets
-------------

        Equipment, net of accumulated depreciation        32,206
                                                      -----------
                Total Fixed Assets                                    32,206

Other Assets:
-------------

        Intangible Assets, net of amortization           241,116
        License                                          265,000
                                                       -----------
                Total Other Assets                                   506,116

                Total Assets                                     $   573,030
                                                                   ===========

                          L I A B I L I T I E S
                         -----------------------

Current Liabilities
--------------------

        Accounts Payable and accrued expenses            181,411
        Notes Payable                                     32,500
                                                        -----------
                Total Current Liabilities                213,911

                Total Liabilities                                    213,911

        Commitments and Contingencies                                      -


                  S T O C K H O L D E R S ' E Q U I T Y
                  -------------------------------------

Preferred Stock, par value $.10 per share                 60,000
  authorized shares 1,000,000 shares,
  600,000 shares outstanding

Common Stock                                             223,299
  100,000,000 authorized shares,
  par value $.0167, 13,371,242 shares issued and outstanding

Additional Paid-in-Capital                             9,434,083
Accumulated Deficit                                   (9,358,263)
                                                      -----------

        Total Stockholders' Equity (Deficit)                         359,119
                                                                   -----------
        Total Liabilities and Stockholders' Equity               $   573,030
                                                                   ===========





    The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems, Inc.
                            Statements of Operations



                                             For the Twelve Months Ended
                                             September 30   September 30
                                             ------------- ---------------
Revenues:                                         2003           2002
---------                                    ------------- ---------------
     Revenues                               $     237,788  $      42,652
                                             ------------- ---------------
        Total Revenues                            237,788         42,652

Cost of Revenues
-----------------
     Telephone Services                     $     179,923  $      22,717
                                              ------------- --------------
Gross Profit                                $      57,865  $      19,935
------------

Expenses:
----------

     Legal and Professional Services               90,948          5,272
     Advertising                                   14,250          9,000
     Impairment Loss                              484,526              -
     Depreciation                                   8,051          2,104
     Consulting                                   154,000              -
     Salaries, Wages, and Transfer Agent Fees     117,676         31,859
     Other Selling, general & administrative
         expenses                                 107,112         18,099
                                              ------------- --------------
     Total Expenses                               976,563         66,334
     Operating Income                            (918,698)       (23,682)

Other Income (Expenses)
-----------------------

     Interest Income                                    -              -
     Effect of Subsidiary's Stock Dividend              -       (477,843)
     Other Income (expenses)                          773        (13,338)
                                              ------------- --------------
        Loss from Continuing Operations      $   (917,925) $    (514,863)
        Net Loss                             $   (917,925) $    (514,863)
                                              ============= ===============
Basic and Diluted Earnings Per Common Share         (0.07)         (0.04)
                                              ------------- --------------
Weighted Average number of Common Shares        12,520,582     12,520,582
used in per share calculations                ============= ==============



    The accompanying notes are an integral part of the financial statements.

                           Local Telecom Systems Inc.
            Consolidated Statement of Changes in Stockholders' Equity


                                                                                         Accumulated
                                                                             Additional     other                        Total
                                       Common Stock       Preferred Stock     Paid-In   Comprehensive Accumulated   Stockholders'
                                   Shares     Amount    Shares     Amount     Capital       Income      Deficit         Equity
                                 -------------------  --------------------  ------------ ------------ ------------  --------------
Balance September 30, 2001      11,919,182    $199,505            $     -    $8,149,883    (11,934)   $(7,925,475)   $  411,979

  Stock Issued for Cash             25,000         418                            4,583                                   5,000

  Effect of Reverse Stock Split (3,129,415)    (52,261)                          52,261                                      (0)

  Shares Issued for Warrants       650,000      10,855                          119,145                                 130,000

  Stock Issued for Services        336,000       5,611                           61,589                                  67,200

  Stock Issued for Acquisition  29,529,818     492,693                          393,202                                 885,895

  Comprehensive (Loss):                                                                     11,934                       11,934
  Net Loss                               -           -                                -                  (514,863)     (514,863)
                               ------------  ----------- -----------------  -------------- ----------- ------------  -------------
Balance September 30, 2002      39,330,585     656,820        -        -      8,780,662          -     (8,440,338)      997,144
                               ============  =========== ================== ============== =========== ============  =============

  Conversion of Common to
      Preferred Stock          (30,000,000)   (501,000) 600,000    60000        441,000                                       -

  Stock Issued for Consu1ting    1,540,000      25,718                          128,282                                 154,000

  Stock Issued for Legal Services   64,657       1,080                           63,577                                  64,657

  Stock Sold for Cash            2,436,000      40,681                           20,562                                  61,243

  Net Loss                               -           -        -        -              -         -        (917,925)     (917,925)
                               -----------  ----------- ------------------ --------------- ------------ -----------  ------------
Balance September 30, 2003      13,371,242     223,299  600,000   60,000      9,434,083         -      (9,358,263)      359,119
                               ===========  =========== ================== =============== ============ ===========  ============




          See accompanying notes to Consolidated Financial Statements

                           Local Telecom Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                 Twelve Months Ended
                                                September
                                                   30      September
                                               ----------  ----------
                                                   2003        2002
                                               ----------  -----------
Cash Flows from Operating Activities:
-------------------------------------

    Net Income (Loss)                          $ (917,925)  $ (514,863)
    Adjustments to reconcile net income
    (loss) to net cash provided(used) to
    operating activities:
       Depreciation                                 8,051        2,104
       Stock Issued to Consultants                154,000       67,200
       Stock Issued for Legal Services             64,657            -
       Impairment Loss                            484,526            -
       Effect of Subsidiary's Stock Dividend                   477,843
       Accounts Receivable                         14,281            -
       Accounts Payable and accrued expenses       98,831       20,933
                                                ----------  -----------
       Total Adjustments                          824,346      568,080
                                                ----------  -----------
Net Cash provided (used) in Operating Activities $(93,579)    $ 53,217

Cash Flows from Investing Activities:
-------------------------------------
    Notes Receivable:
    Advances                                            -      (95,000)
    Collections                                         -         5120
    Acquisition                                         -     (100,000)
                                                 ---------  -----------
Net Cash provided (used) in Investing            $      -  $  (189,880)
Activities                                       ---------  -----------

Cash Flows from Financing Activities:
-------------------------------------
    Common Stock                                   89,553      135,000
    Note Payable                                   32,500            -
                                                 ---------- -----------
                                                 ---------- -----------
Net Cash provided (used) by
 Financing Activities                          $  122,053   $  135,000
                                                ----------  -----------
Net Increase (Decrease) in Cash                  $ 28,474   $   (1,663)

Cash Balance,  Beginning of Period                    277        1,940
                                                ----------  -----------
Cash Balance,  End  of Period                  $   28,751   $      277
                                                ==========  ===========
Supplemental cashflow information:
    Cash Paid for interest                      $       0   $        0
    Cash Paid for income taxes                  $       0   $        0



The accompanying notes are an integral part of the financial statements.

                           LOCALTELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             Description of Business

Local Telecom Systems Inc. (formerly Signature Motorcars, Inc.) (the "Company") was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company's controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name change to Local Telecom Systems, Inc. The effective date of the agreement was August 30, 2002.

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

                           LOCALTELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

                             Property and Equipment

Property and equipment is stated at cost. Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are: building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years. Depreciation expense in the amount of $8,051 and $2,103 has been recognized for the years ended September 30, 2003 and 2002 respectively.

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

Impairment or Disposal of Long-Lived  Assets

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

                           LOCALTELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

Accounting  for Costs Associated  with Exit or Disposal  Activities

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

2. COMMON AND PREFERRED STOCK

The Company has 100,000,000 common shares authorized with a par value of $0.0167 of which 13,371,242 are issued and outstanding as of September 30, 2003. The Company also has 1,000,000 preferred shares authorized with a par value of $0.10 of which 600,000 shares are issued and outstanding as of September 30, 2003.

On August 3, 2003 30,000,000 shares of common stock was converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares, Richard M. Hewitt for 1,000,000 shares, Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares being the current officers and directors of the Company. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each shares of preferred stock. Each shares of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically converted into common stock by the Company.

On September 30, 2003 the Company had 9,000,000 warrants outstanding to purchase 9,000,000 common shares at an exercise price of $0.10 per share expiring on June 6, 2006. These warrants were issued as consideration for the conversion of 30,000,000 common shares to 600,000 shares of preferred stock of the Company.

During the year ended September 30, 2003, the Company issued 1,540,000 shares of unregistered common shares for consulting services, 64,657 unregistered common shares for director fees. These shares were issued at the rate of $.10 per share. Also, there were a total of 2,436,000 unregistered shares for a Private Placement in Europe for a total of $61,243.

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

                           LOCALTELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

3. IMPAIRMENT LOSS

The asset groups not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The Company has categorized all of its long-lived assets as being held and used and not to be sold. During the year ended September 30, 2003, the Company recognized an impairment loss of $484,526 relating to the goodwill and licenses acquired in the acquisition completed in August 2002.

4. NOTE PAYABLE

The Company formed the LTS Unit Investment Trust ("UIT") in March 2003 to finance the growth and expansion of the Company. The trust contained a total of 705 units with a total amount of $3,525,000 to be raised. As of September 30, 2003, a total of $32,500 has been recorded as a note payable. The structure of the offering is for UIT to receive 60% of the net profit unit until repaid in full. Also, each unit receives 7,500 shares of common stock for each unit ($5,000) funded. The Company discontinued the UIT offering program on June 30, 2003.

5. RELATED PARTY TRANSACTIONS

The Company has significant relations with the President and principal shareholder, William R. Miertschin in the form of salary (paid in stock) and expenses.

6. INCOME TAXES

At September 30, 2003, the Company had net operating loss carry forwards totaling approximately $9,100,000 available to reduce future taxable income through the year 2022. Due to changes in control of the Company, these carry forwards are limited on an annual basis.

7. ACQUISITION

Local Telecom Systems, Inc. (LTSI) is a local telephone service reseller with a three-year old customer base in Texas, New Mexico and Arizona. LTSI recently acquired the necessary licenses and inter-connect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states.

                           LOCALTELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

The transaction is being accounted for as a "purchase" following the procedures of SFAS 142, "Accounting for Business Combinations.

         The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

                       Current Assets                            $      20,582
                       Fixed Assets                                     35,000
                       Goodwill                                        721,116
                       Licenses                                        525,000
                       Debt Assumed                              (     415,803)
                                                                 --------------

                       Net Assets Acquired                        $    885,895
                                                                 ==============


8. COMMITMENTS AND CONTINGENCIES

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


9. GOING CONERN


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


10. SUBSQUENT EVENTS

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following are the officers and directors of the Company as of January 13, 2004:
                                  Date First
Name                        Age   Elected           Term        Position
--------------------------------------------------------------------------------
William R. Miertschin       56    1997             1 year      President, CEO &
                                                               Director

Katey J. Daniel             30    2003             1 year      Secretary &
                                                               Director

Arthur R. Berger            74    2003             1 year      CFO

Amber G. Smith              39    2002             1 year      Treasurer

Richard M. Hewitt           66    2002             1 year      Director

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

Arthur R. Berger, CPA, Chief Financial Officer. Mr. Arthur R. Berger is a CPA, licensed in the State of Texas. Mr. Berger has an undergraduate degree from Southern Methodist University and two master's degrees from the University of Illinois. He has had senior executive responsibilities in several industries including manufacturing and financial services. Mr. Berger is a former partner in Arthur Andersen & Co.'s consulting group. Prior to joining the LTSI's management team, Mr. Berger had a successful professional practice. In that capacity, Mr. Berger worked with other key LTSI personnel and has been associated with LTSI for over 2 years.

Katey J. Daniel, Secretary, Director of Operations, and a Director of the Company since June 2003 is a 1996 graduate from Brandon University in Manitoba, Canada with a BBA and a 2000 graduate from the University of Dallas in Irving, Texas with a MBA with a major in Telecommunications and has been involved in sales, marketing, training, and now business development management positions in the telecommunications sector.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports filed with the Company, several persons (William Miertschin, Amber Smith, Tracey Norris, Arthur Berger, Katey Daniel and Richard M. Hewitt) have not file all reports regarding transactions in the Company's securities required to be filed pursuant to Section 16(a) under the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

The Company's total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee, however, since the merger with Local Telecom Systems, Inc. an independent compensation committee will be formed to evaluate the annual remuneration for each of its officers.

      Name                    Position                      Annual Compensation
 -------------------------------------------------------------------------------
      William Miertschin      President & CEO               $30,000
      Katey Daniel            Secretary                     $12,000
      Arthur R. Berger        CFO                           $30,000
      Amber Smith             Treasurer                     $ 6,000


The Directors of the Company, William Miertschin and Richard M. Hewitt both receive 39,000 shares of restricted common stock per year as compensation for their services as directors plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company. Tracey Norris a former director and officer received 24,000 shares until her resignation and then Katey Daniel received 15,000 shares for the fourth quarter.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (16,284,423 shares) and voting shares on January 14,2004:

                        Name and Address            Number of         Percent
Title of Class        of Beneficial Owner         Shares Owned       of Class
--------------------------------------------------------------------------
Common Stock          Connect Holding Corp.            330,000*       2.026
$0.0167 Par Value     1133 Empire Drive
                      Dallas, Texas 75247

Common Stock          Sammy Dog, Ltd.                  330,000**      2.026
$0.0167 Par Value     400 North Bailey Ave.
                      Fort Worth, Texas 76107

Common Stock          Ivan Webb                       1,481,085       9.095
$0.0167 Par Value     901 West 6th Street
                      Cisco, Texas 76437

Common Stock          John Davis                      1,828,181      11.226
$0.0167 Par Value     Hillandale, Seaway Lane
                      Torquay, Devon
                      United Kingdom TQ2 6PN

*Connect Holding Corp. has 250,000 shares of preferred stock, which has voting rights equal to 12,500,000 shares of common stock.

**Sammy Dog, Ltd. has 250,000 shares of preferred stock, which has voting rights equal to 12,500,000 shares of common stock.


---------------------------------------------------------------------------
Executive Officers and Directors
---------------------------------------------------------------------------
Common Stock          William R. Miertschin             314,163*     1.929
$0.0167 Par Value     7738 Forest Lane #102
                      Dallas, Texas 75230

Common Stock          Katey Daniel                       65,000       .399
$0.0167 Par Value     4202 Zion Hill Road
                      Weatherford, Texas 76088

Common Stock          Amber G. Smith                    152,800       .938
$0.0167 Par Value     6867 Anglebluff Circle
                      Dallas, Texas 75248

Common Stock          Richard M. Hewitt                 397,242**    2.439
$0.0167 Par Value     202 Fresh Meadow Drive
                      Trophy Club, Texas 76262

Common Stock          Arthur R. Berger                  300,000      1.843
$0.0167 Par Value     3813 Hilwood Way
                      Bedford, Texas 76021
All Directors and Officers as a group (4 persons)     1,229,205      7.548

* William R. Miertchin has 80,000 shares of preferred stock, which has voting rights equal to 4,000,000 shares of common stock.

**Richard M. Hewitt has 20,000 shares of preferred stock, which has voting rights equal to 1,000,000 shares of common stock.

Changes in Control of Issuer:

No changes occurred during the year ended September 30, 2003.

Item 12. Certain Relationships and Related Transactions

William R. Miertschin, President of the Company, is also President and Director of the four former subsidiaries of the Company that were distributed to the Companies shareholders in April 2002. These four former subsidiaries are International Royalty & Oil Co., formed in July 1999, Signature Financial Services, Inc., formed in July 2000, Cumberland Continental Corporation, formed in June 2001 and Signature Financial Services, Inc. formed in September 2001. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions.

No other related transactions occurred between the Company and its officers, directors and affiliates.

Item 13.  Exhibits and Reports on Form 8-K

Certifications by Chief Executive Officer and Chief Financial Officer.

Item 14.  Controls and Procedures

(a) The Company plans to expand the Board of Directors within the fiscal year ending September 30, 2004 to provide an independent board which will then create two committees independent of management 1) audit committee and 2) compensation committee.

(b) No significant changes occurred in the internal controls of the Company during the fiscal year ended September 30, 2003.

(c)   Not Applicable


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOCAL TELECOM SYSTEMS, INC.


Date: January 14, 2004                    /s/ William R. Miertschin
                                          ----------------------------
                                          By: William R. Miertschin, President &
                                              Chief Executive Officer

Date: January 14, 2004                    /s/ Arthur R. Berger
                                          ----------------------------
                                          By: Arthur R. Berger, CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date

/s/ Katey Daniel                  Secretary & Director          January 14, 2004
--------------------------
Katey Daniel


/s/ William R. Miertschin         President, CEO & Director     January 14, 2004
--------------------------
William R. Miertschin


/s/ Richard M. Hewitt             Director                      January 14, 2004
-------------------------
Richard M. Hewitt

                               INDEX TO EXHIBITS

EXHIBT NO.     PAGE NO.         DESCRIPTION

3(i)              *             Articles of Incorporation
3(ii)             *             Bylaws
31(i)             17            302 Certification of Chief Executive Officer
31(ii)            18            302 Certification of Chief Financial Officer
32(i)             19            906 Certification of Chief Executive Officer
32(ii)            20            906 Certification of Chief Financial Officer


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                   EXHIBIT 31(i)


                                  CERTIFICATION

I,  William R. Miertschin, CEO do hereby certify that:
1. I have reviewed this annual report on Form 10-KSB of Local Telecom Systems, Inc

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

     Date January 14, 2004
     ----------------------
                                          /s/William R. Miertschin
                                          ------------------------
                                          William R. Miertschin, Chief Executive
                                          Officer

                                                                  EXHIBIT 31(ii)

                                  CERTIFICATION

I,  Arthur R. Berger, CFO do hereby certify that:
1. I have reviewed this annual report on Form 10-KSB of Local Telecom Systems, Inc

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

     Date January 14, 2004
     ----------------------
                                          /s/Arthur R. Berger
                                          ------------------------
                                          Arthur B. Berger, Chief Financial
                                          Officer

                                                                   EXHIBIT 32(i)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Local Telecom Systems, Inc. (the "Company") on form 10-KSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William R. Miertschin, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ William R. Miertschin
--------------------------
William R. Miertschin
Chief Executive Officer

Date:       January 14, 2004
            ---------------

                                                                  EXHIBIT 32(ii)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Local Telecom Systems, Inc. (the "Company") on form 10-KSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur R. Berger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Arthur R. Berger
--------------------------
Arthur R. Berger
Chief Financial Officer

Date:       January 14, 2004
            ---------------