Form 10QSB
period 2003-12-31
LOCAL TELECOM SYSTEMS INC
filed 2004-02-24
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

On December 31, 2003 the Registrant had 16,284,423 shares of its common stock outstanding of its common stock, par value $0.0167 per share and 600,000 preferred shares with a par value of $0.10 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page 3 and are incorporated herein by this reference.


                           LOCAL TELECOM SYSTEMS INC.
                                 BALANCE SHEETS
                                    UNAUDITED

                                   A S S E T S

                                                                       December 31    September 30
                                                                          2003            2003
                                                                          ----            ----
Current Assets

     Cash                                                             $    13,158    $    28,751
     Accounts Receivable                                                    4,853          5,957

                                                                      -----------    -----------
            Total Current Assets                                           18,011         34,708

Fixed Assets
     Equipment, net of accumulated depreciation                            30,193         32,206
                                                                      -----------    -----------

            Total Fixed Assets                                             30,193         32,206

Other Assets:
     Intangible Assets                                                    180,837        241,116
     Licenses                                                             198,750        265,000

                                                                      -----------    -----------
            Total Other Assets                                            379,587        506,116

            Total Assets                                              $   427,791    $   573,030
                                                                      ===========    ===========


                             L I A B I L I T I E S

Current Liabilities
     Accounts Payable and accrued expenses                                170,699        181,411
     Notes Payable                                                         33,313         32,500
                                                                      -----------    -----------
            Total Current Liabilities                                     204,012        213,911


            Total Liabilities                                             204,012        213,911

     Commitments and Contingencies                                              0              0

                S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock, par value $.10 per share                                  60,000         60,000
     authorized shares 1,000,000 shares, 600,000 shares outstanding
Common Stock                                                              271,950        223,299

Additional Paid-in-Capital                                              9,456,612      9,434,083
Accumulated Deficit                                                    (9,564,783)    (9,358,263)
                                                                      -----------    -----------

            Total Stockholders' Equity (Deficit)                          223,779        359,119
                                                                      -----------    -----------

            Total Liabilities and Stockholders' Equity                $   427,791    $   573,030
                                                                      ===========    ===========





     The accompanying notes are integral part of the financial statements.


                                      -2-







                           LOCAL TELECOM SYSTEMS INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                        --------------------------------
                                                         December 31     December 31
                                                        --------------------------------
Revenues:                                                     2003           2002
                                                        --------------------------------

      Revenues                                           $     41,287    $     76,860
                                                         ------------    ------------

          Total Revenues                                       41,287          76,860

Cost of Revenues:
      Telephone Service                                        39,223          67,055
                                                         ------------    ------------
          Gross Profit                                          2,064           9,805

Expenses:
      Legal and Professional Services                          17,271          16,700
      Depreciation                                              2,013           6,312
      Amortization                                               --            12,019
      Impairment                                              126,529            --
      Consulting                                                2,500            --
      Rent & Utilities                                         12,156          13,346
      Salaries, Wages, and Transfer Agent Fees                 39,774          41,874
      Other Selling, general & administrative expenses          8,341          14,494
                                                         ------------    ------------

      Total Expenses                                          208,584         104,745

          Operating Income                                   (206,520)        (94,940)

Other Income (Expenses)

      Interest (expense)                                         (813)              0

                                                         ------------    ------------
          Loss from Continuing Operations                $   (207,332)   $    (94,940)

Discontinued Operations:                                         --              --
                                                         ------------    ------------
          Net Loss                                       $   (207,332)   $    (94,940)

                                                         ============    ============

Basic and Diluted Earnings Per Common Share                     (0.01)          (0.01)
                                                         ------------    ------------

Weighted Average number of Common Shares                   14,342,369      13,371,342
   used in per share calculations                        ============    ============



    The accompanying notes are integral part of the financial statements.


                                      -3-









                           LOCAL TELECOM SYSTEMS INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                             December 31    December 31
                                                                             -----------    -----------
                                                                                 2003         2002
                                                                             -----------    -----------
    Cash Flows from Operating Activities:

    Net (Loss)                                                                 $(207,332)   $ (94,940)

    Adjustments to reconcile net income (loss) to net cash provided(used) to operating activities:
            Depreciation and Amortization                                          2,013       18,331
            Stock for Services                                                     2,500         --
            Accts Receivable                                                       1,104        1,214
            Accrued Interest                                                         813         --
            Impairment Loss                                                      126,529         --
            Accounts Payable                                                      (9,900)      61,376

                                                                               ---------    ---------
            Total Adjustments                                                    123,059       80,921
                                                                               ---------    ---------

Net Cash (used) in Operating Activities                                        $ (84,273)   $ (14,019)


Cash Flows from Investing Activities:

    Capital Expenditures                                                            --           --
                                                                               ---------    ---------

Net Cash provided (used) in Investing Activities                               $    --      $    --
                                                                               ---------    ---------


Cash Flows from Financing Activities:

    Common Stock                                                                  68,680         --
    Note Payable                                                                    --         13,975
                                                                               ---------    ---------

                                                                               ---------    ---------
Net Cash provided by Financing Activities                                      $  68,680    $  13,975
                                                                               ---------    ---------

Net Increase (Decrease) in Cash                                                $ (15,593)   $     (44)

Cash Balance,  Beginning of Period                                                28,751          277
                                                                               ---------    ---------

Cash Balance,  End  of Period                                                  $  13,158    $     233
                                                                               =========    =========


Supplemental cashflow informaiton:
    Cash Paid for interest                                                     $    --      $   1,241
    Cash Paid for income taxes                                                 $    --      $    --


    The accompanying notes are integral part of the financial statements.


                                      -5-

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                    UNAUDITED


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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2004. The September 30, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

                           LOCAL TELECOM SYSTEMS, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                DECEMBER 31, 2003

                                    UNAUDITED



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

NOTE 3 - COMMON STOCK
In December of 2003 the Company issued 2,888,181 shares of common stock for cash in the amount of $68,680 and issued 25,000 shares for services to an employee.

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

ASSETS AND LIQUIDITY:

On September 30, 2003 the Company had current assets of $34,708 compared to $18,011 on December 31, 2003 and current liabilities of $213,911 and $204,012 respectively for ratios of current assets to current liabilities of .16 to 1 on September 30, 2003 compared to .08 to 1 on December 31, 2003 a decrease due to an decrease in cash on hand. The Company continues to seek additional working capital through an equity financing. These funds will be used to promote the Company's prepaid telephone services and further build the Company's revenues.

On September 30, 2003 and December 31, 2003 the Company had accounts payable and accrued expenses of $181,411 and $170,699 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes.

The Company has Stockholders' Equity of $359,119 on September 30, 2003 compared to $223,779 on December 31, 2003. The reduction in Stockholders' Equity is related to the reduction in intangible assets and reduction in value of the Licenses, representing a decrease in other assets from $506,116 on September 30, 2003 to $379,587 on December 30, 2003.

During the quarter ended December 31, 2003 the Company issued a total of 2,888,181 shares of restricted common stock for $68,680. These funds were used in the Company's operations.

REVENUES:

The quarter ended December 31, 2003 marked the fourth full quarter of reported revenues since the acquisition/merger of LTSI. These revenues were generated from the operations of the Company through providing prepaid telephone service to the Company's customers. Total revenues for the three months ended December 31, 2003 were $41,287 compared to $76,860 for the three months ended December 31, 2002, a dramatic decrease in revenues, which is related to a significant decline in subscribers due to no advertising during the past year.

EXPENDITURES

Cost of revenues were $67,055 leaving a gross profit of $9,805 for the quarter ended December 31, 2002 compared to the current quarter (December 31, 2003) where cost of revenues were $39,223 leaving a gross profit of $2,064.

Salaries, Wages, and Transfer Agent Fees totaled $39,774 during this quarter compared to $41,874 for salaries, wages or transfer agent fees incurred during the same period in 2002. General Administration expenses decreased from $14,494 to $8,341 comparing December 31, 2002 to December 31, 2003.

The major change in comparing the current quarter (December 31, 2003) to the same period in 2002 was the write down of its assets by $126,529 shown titled Impairment under Expenses.

NET INCOME (LOSS)

The Company incurred a Net Loss of $207,332 for the quarter ended December 31, 2003, and a Net Loss of $94,940 for the quarter ended December 31, 2002

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

ITEM 5. OTHER INFORMATION

In December of 2003 the Company issued 2,888,181 shares of common stock for cash in the amount of $68,680 and issued 25,000 shares for services to an employee. The issuance of these restricted common shares increased the issued and outstanding shares to $16,284,423 on December 31, 2003.

Subsequent to the end of the quarter, on February 9, 2004, Kate J. Daniel resigned as Secretary and Director of the Company with no disagreements. The Board accepted her resignation and appointed Richard M. Hewitt as Secretary.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LOCAL TELECOM SYSTEMS, INC.
                                                         (Registrant)

                                          /S/ WILLIAM R. MIERSTCHIN
                                        -----------------------------------
Date: February 23, 2004              By: William R. Miertschin, President &
                                         Chief  Executive Officer