Form 10QSB
period 2004-03-31
LOCAL TELECOM SYSTEMS INC
filed 2004-05-25
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                           Commission File No. 2-42114

                           LOCAL TELECOM SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Nevada                                        75-1310613
  --------------------------------                 --------------------------
  (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)


                          3537 West 7th Street, Suite 5
                             Fort Worth, Texas 76107
                    ----------------------------------------
                    (Address of principal executive offices)


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

On March 31, 2004 the Registrant had 16,284,423 shares of its common stock outstanding of its common stock, par value $0.0167 per share and 600,000 preferred shares with a par value of $0.10 per share.

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

LTSI has the necessary licenses and interconnect agreements to offer, on a regional basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance. The following are brief highlights of LTSI business:

ASSETS AND LIQUIDITY:

On September 30, 2003 the Company had current assets of $34,708 compared to $18,011 on December 31, 2003 and $10,942 on March 31, 2004. Current
liabilities for these dates are $213,911, $204,012 and $234,672 respectively. The ratio of current assets to current liabilities of .16 September 30, 2003 was .16 to 1 compared to .08 to 1 on December 31, 2003 and .04 to 1 on March 31, 2004. The decrease is due lower cash on hand and an increase in accounts payable.

On September 30, 2003, December 31, 2003 and March 31,2004 the Company had accounts payable and accrued expenses of $181,411, $170,699 and $200,546 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes.

The Company has Stockholders' Equity of $359,119 on September 30, 2003 compared to $223,779 on December 31, 2003 and $57,508 on March 31, 2004. The reduction in Stockholders' Equity is related to the reduction in intangible assets and reduction in value of the Licenses, representing a decrease in other assets from $506,116 on September 30,2003 to $379,587 on December 30, 2003 and $253,058 on
March 31, 2004.

REVENUES:

The quarter ended March 31, 2003 marked the fifth full quarter of reported revenues since the acquisition/merger of LTSI. These revenues were generated from the operations of the Company through providing prepaid telephone service to the Company's customers. Total revenues for the three months ended March 31, 2004 were $30,911 compared to $61,752 for the three months ended March 31, 2003, and six month revenues were $72,198 for the period ending March 31, 2004 compared to the same period in 2003 were $138,612, representing a dramatic decrease in revenues, which is related to a significant decline in subscribers due to a lack of advertising.



EXPENDITURES

Cost of revenues was $41,058,605 leaving a gross profit of $20,694 for the quarter ended March 31, 2003 compared to the current quarter (March 31, 2004) where cost of revenues exceeded revenues by $3,694. The six month gross profit from operations was $30,499 for the period ended March 31, 2003 and a loss from operations of $1,630 for the six months ended March 31, 2004.

Salaries, Wages, and Transfer Agent Fees totaled $26,523 during this quarter compared to $25,434 for salaries, wages or transfer agent fees incurred during the same period in 2003. General Administration expenses decreased from $15,360 to $2,679 comparing March 31, 2003 to March 31, 2004.

The major change in comparing the current quarter (March 31, 2004) to the same period in 2003 was the continual write down of its licenses and other intangible assets as previously mentioned above.

NET INCOME (LOSS)

The Company incurred a Net Loss of $164,645 for the quarter ended March 31, 2004, and a Net Loss of $59,434 for the quarter ended March 31, 2003. The six month Net Loss figures are $372,791 for the period ended March 31, 2004 compared to $154,374 for the same period in 2003 (representing a loss per share of $0.03 and $0.01 respectively).

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


                                    LOCAL TELECOM SYSTEMS, INC.
                                     (Registrant)

                                /S/ WILLIAM R. MIERTSCHIN
                                --------------------------------------
Date: May 21, 2004              By: William R. Miertschin, President &
                                    Chief  Executive Officer