Form 10QSB
period 2004-06-30
LOCAL TELECOM SYSTEMS INC
filed 2004-09-24
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                           Commission File No. 2-42114

                           LOCAL TELECOM SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                 Nevada                                      75-1310613
       (State or other jurisdiction of                (I.R.S. Employer I.D. No.)
       incorporation or organization)


                              7738 Forest Lane #102
                               Dallas, Texas 75230
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (972) 386-7700

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

On June 30, 2004 the Registrant had 16,284,423 shares of its common stock outstanding of its common stock, par value $0.0167 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page 3 and are incorporated herein by this reference.



                           Local Telecom Systems Inc.
                           Consolidated Balance Sheets
                                    Unaudited


                                   A S S E T S

                                                         June 30      September 30
                                                           2004           2003
                                                       -----------    -----------
Current Assets

    Cash                                               $      --      $    28,751
    Accounts Receivable                                       --            5,957

                                                       -----------    -----------
          Total Current Assets                                --           34,708

Fixed Assets
    Equipment, net of accumulated depreciation              26,167         32,206
                                                       -----------    -----------

          Total Fixed Assets                                26,167         32,206

Other Assets:

    Intangible Assets                                         --          241,116
    Licenses                                                66,250        265,000

                                                       -----------    -----------
          Total Other Assets                                66,250        506,116

          Total Assets                                 $    92,417    $   573,030
                                                       ===========    ===========


                             L I A B I L I T I E S

Current Liabilities
    Accounts Payable and accrued expenses                  200,546        181,411
    Notes Payable                                           34,126         32,500
                                                       -----------    -----------
          Total Current Liabilities                        234,672        213,911


          Total Liabilities                                234,672        213,911

    Commitments and Contingencies                             --             --

                      S T O C K H O L D E R S ' E Q U I T Y

Preferred Stock, par value $.10 per share                   60,000         60,000
    authorized shares 1,000,000 shares,
    600,000 shares outstanding
Common Stock                                               271,950        223,299
    100,000,000 authorized shares, par value $.0167
    16,284,423 shares issued and outstanding

Additional Paid-in-Capital                               9,456,612      9,434,083
Accumulated Deficit                                     (9,930,817)    (9,358,263)
                                                       -----------    -----------

          Total Stockholders' Equity (Deficit)            (142,255)       359,119
                                                       -----------    -----------

          Total Liabilities and Stockholders' Equity   $    92,417    $   573,030
                                                       ===========    ===========



The accompanying notes are integral part of the financial statements.




                           Local Telecom Systems Inc.
                      Comsolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                              ----------------------------    ----------------------------
                                                June 30          June 30        June 30         June 30
                                              ------------    ------------    ------------    ------------
Revenues:                                         2004             2003           2004            2003
                                              ------------    ------------    ------------    ------------

      Revenues                                $     25,476    $     48,549    $     97,674    $    187,161
                                              ------------    ------------    ------------    ------------

          Total Revenues                            25,476          48,549          97,674         187,161

Cost of Revenues:
      Telephone Service                              1,274          24,109          75,102         132,222
                                              ------------    ------------    ------------    ------------
          Gross Profit                              24,202          24,440          22,572          54,939

Expenses:
      Legal and Professional Services                 --             1,000          17,271          19,605
      Depreciation                                    --             1,584           4,026          14,208
      Amortization                                    --            12,126            --            36,164
      Impairment Loss                               66,250            --           319,308            --
      Consulting                                      --              --             2,500            --
      Rent & Utilities                               1,967          10,498          17,330          42,942
      Salaries, Wages, and Transfer
        Agent Fees                                  21,557          26,554          87,854          93,862
      Other Selling, general &
        administrative expenses                        678           4,556          11,698          34,420
                                              ------------    ------------    ------------    ------------

      Total Expenses                                90,452          56,318         459,987         241,201

          Operating Income                         (66,250)        (31,878)       (437,415)       (186,262)

Other Income (Expenses)

      Interest (expense)                              --            (1,626)
      Interest Income                                 --              --              --              --
      Other Income (expenses)                         --              --

                                              ------------    ------------    ------------    ------------
          Loss from Continuing Operations     $    (66,250)   $    (31,878)   $   (439,041)   $   (186,262)

Discontinued Operations:
      Loss from Discontinued Operations           (133,513)                   $   (133,513)
                                              ------------------------------------------------------------


                                              ------------    ------------    ------------    ------------
          Net Loss                            $   (199,763)   $    (31,878)   $   (572,554)   $   (186,262)
                                              ============    ============    ============    ============

Basic and Diluted Earnings Per Common Share          (0.00)          (0.00)          (0.03)          (0.00)
                                              ------------    ------------    ------------    ------------

Weighted Average number of Common Shares        16,284,423      39,330,585      15,911,778      39,330,585
     used in per share calculations           =============== =============== =============== ================


   The accompanying notes are integral part of the financial statements.




                           Local Telecom Systems Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                          30-Jun        30-Jun
                                                         ---------    ---------
                                                            2004         2003
                                                         ---------    ---------
   Cash Flows from Operating Activities:

    Net Income (Loss)                                    $(572,554)   $(186,262)

    Adjustments to reconcile net income (loss) to
      net cash provided(used) to operating activities:
            Depreciation and Amortization                    4,026       50,302
            Stock for Services                               2,500         --
            Impairment Loss                                319,308         --
            Accts Receivable                                  --         (5,244)
            Accounts Payable                                  --        128,539

                                                         ---------    ---------
            Total Adjustments                              325,834      173,597
                                                         ---------    ---------

Net Cash provided (used) in Operating Activities         $(246,720)   $ (12,665)


Cash Flows from Investing Activities:

    Discontinued Operations                                133,513         --
                                                         ---------    ---------

Net Cash provided (used) in Investing Activities         $ 133,513    $    --
                                                         ---------    ---------


Cash Flows from Financing Activities:
                                                                              0
    Common Stock                                            84,456         --
    Note Payable                                              --         13,975
                                                         ---------    ---------

                                                         ---------    ---------
Net Cash provided (used) by Financing Activities         $  84,456    $  13,975
                                                         ---------    ---------

Net Increase (Decrease) in Cash                          $ (28,751)   $   1,310

Cash Balance,  Beginning of Period                          28,751          277
                                                         ---------    ---------

Cash Balance,  End  of Period                            $    --      $   1,587
                                                         =========    =========


Supplemental cashflow informaiton:
    Cash Paid for interest                               $    --      $   1,241
    Cash Paid for income taxes                           $    --      $    --



   The accompanying notes are integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2004. The September 30, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

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

                          LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (UNAUDITED)



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

5 - DISCONTINUED OPERATIONS

On June 30, 2004, the Company closed its operations in its principal business of providing prepaid local telephone service to individuals. The full effect of closing the business has not been fully reflected in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL DISCUSSION:

On June 30, 2004, the Company ceased the operation of its prepaid local and long distance services business located in Fort Worth, Texas. The Company's inability to obtain adequate funding to execute the planned business expansion and to continue advertising in existing markets coupled with the increased competition in the all segments of the telephone industry, particularly prepaid plans for mobile phones, made it impractical to continue telephone operations in view of mounting cash flow deficits.

The Company offered local and long distance service on a prepaid basis until June 30, 2004. Those services included a "bare bones" product providing unlimited local dial tone and 911 emergency acecess with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.

LTSI held necessary licenses and interconnect agreements to offer, on a regional basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance.

Subsequent to June 30, 2004 the Company has been seeking a group to take control of the Company's licenses and interconnect agreements. In addition management has been seeking a new business venture for the Company.

ASSETS AND LIQUIDITY:

On September 30, 2003 the Company had current assets of $34,708 compared to $18,011 on December 31, 2003, $10,942 on March 31, 2004 with no current assets reported on June 30, 2004. This decline in current assets demonstrates the decline in the Company's prepaid telephone business. Current liabilities for these dates are $213,911, $204,012, $234,672 and $234,672 respectively. The ratio of current assets to current liabilities on September 30, 2003 was .16 to 1 compared to .08 to 1 on December 31, 2003 and .04 to 1 on March 31, 2004. With no current assets on June 30, 2004 and current liabilities of $234,672 represents negative or no liquidity for the Company.

On September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, the Company had accounts payable and accrued expenses of $181,411, $170,699 and $200,546 and $200,546 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes.

The Company has Stockholders' Equity of $359,119 on September 30, 2003 compared to $223,779 on December 31, 2003, $57,508 on March 31, 2004 and a deficit of $142,256 on June 30, 2004. The reduction in Stockholders' Equity is related to declining business coupled with lower intangible assets and reduction in value of the Licenses, representing a decrease in other assets from $506,116 on September 30, 2003, to $379,587 on December 30, 2003, $253,058 on March 31, 2004
and $66,250 on June 30, 2004.

REVENUES:

The quarter ended June 30, 2004, marked the sixth full quarter of operations in the prepaid telephone industry. This competitive industry has become even more competitive, and the Company was not able to fund its planned expansion or the advertising campaign necessary to attract new customers in its current operating areas. The revenues generated for the Company were derived from its prepaid telephone service. Total revenues for the three months ended June 30, 2004 were $25,476 compared to $48,549 for the three months ended June 30, 2003, and six month revenues were $97,674 for the period ending June 30, 2004 compared to the same period in 2003 were $187,161, representing a dramatic decrease in revenues, which led to the decision to cease offering prepaid telephone service.

EXPENDITURES

Cost of revenues was $24,109 leaving a gross profit of $24,440 for the quarter ended June 30, 2003 compared to the current quarter (June 30, 2004) where cost of revenues were $1,274 leaving a gross profit of $24,202. The cost of revenues were low because of the downsizing and curtailing of expenses preparing for suspension of prepaid telephone services.

The six month gross profit from operations was $54,939 for the period ended June 30, 2003 and a gross profit from operations of 22,572 for the six months ended June 30,2004.

Salaries, Wages, and Transfer Agent Fees totaled $21,557 during this quarter compared to $26,554 for salaries, wages or transfer agent fees incurred during the same period in 2003. General Administration expenses decreased from $4,556 to $678 comparing June 30, 2003 to June 30, 2004.

NET INCOME (LOSS)

The Company incurred a Net Loss of $199,763 for the quarter ended June 30, 2004, and a Net Loss of $31,878 for the quarter ended June 30, 2003. The six month Net Loss figures are $572,554 for the period ended June 30, 2004 compared to $186,262 for the same period in 2003.

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

Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures, which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.


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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LOCAL TELECOM SYSTEMS, INC.
                                     (Registrant)

                                /S/ WILLIAM R. MIERTSCHIN
                                --------------------------------------
Date: September 23, 2004        By: William R. Miertschin, President &
                                    Chief Executive Officer