Form 10KSB
period 2004-09-30
LOCAL TELECOM SYSTEMS INC
filed 2005-02-18
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2004

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

                 7738 Forest Lane, No. 102, Dallas, Texas 75230
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number including Area Code: (972) 386 7700
                                                          --------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $0.0167

The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                 No
                    ----                  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year $97,674.

The aggregate market value of common equity held by non-affiliates of the Registrant was $696,225 as of February 14, 2005, based on the price of the common stock, $.0167 par value, of the Registrant, ($.06 per share) at the close of the market on that day.

The number of shares outstanding of the Registrant's common stock on September 30, 2004, was 16,284,423. The Company also had 600,000 shares of preferred stock outstanding as of September 30, 2004. No changes occurred in the number of common and preferred stock positions as of December 31, 2004.

                                TABLE OF CONTENTS

PART I......................................................................3
       Item 1.   Description of Business....................................3
                 (a) Business Development...................................3
                 (b) Business of Issuer.....................................4
       Item 2.   Description of Property....................................6
       Item 3.   Legal Proceedings..........................................6
       Item 4.   Submission of Matters to a Vote of Security Holders........6

PART II.....................................................................6
       Item 5.  Market for Common Equity and Related Stockholder Matters....6
                (a) Market Information......................................6
                (b) Holders.................................................7
                (c) Dividends...............................................7
                (d) Securities Authorized for Issuance Under Equity
                    Compensation Plan ......................................7
       Item 6.  Plan of Operations......................................... 8
       Item 7.  Financial Statements.......................................10
       Item 8.  Changes in and Disagreements with
                        Accountants on Accounting and Financial Disclosure.10
            Item 8A Controls and Procedures ...............................10

PART III...................................................................11
       Item 9.  Directors, Executive Officers, Promoters and Control
                 Persons ..................................................11
        Item 10. Executive Compensation ...................................12
        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management ...............................................12
        Item 12. Certain Relationships and Related Transactions............13
        Item 13. Exhibits and Reports on Form 8-K .........................14
        Item 14. Principal Accountant Fees and Services....................14

INDEX TO EXHIBITS .........................................................16

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

August 30, 2002 was the effective date of the merger agreement with Local Telecom Systems, Inc., which included a partial distribution of the Company's assets acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they conveyed the property, rights, privileges, agreements, tariffs and various license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company's common stock.

At a shareholders' meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company's four wholly owned subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company's common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company has 100,000,000 shares authorized and its initial issuance was 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.

On July 3, 2003 a resolution was approved by the Board of Directors and accepted by four major shareholders to convert 30,000,000 common shares to preferred shares (Series A), which reduced the number of common shares from 39,330,585 shares to 9,330,585 shares issued and outstanding on July 3, 2003. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each share of preferred stock. Each share of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically be converted into common stock by the Company.

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

During its fiscal year ended September 30, 2004 the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. However, the Company did cease conducting business as a prepaid telephone reseller on June 30, 2004.

On July 12, 2004 the Company's Board of Directors approved a resolution to discontinue the Company's telephone reseller business and terminated its relationship with Local Telecom Services LLC. It was agreed that the Company would relinquish all rights, interests and/or ownership to any equipment and business operations held and operated by Local Telecom Service LLC. The Company ceased operations on June 30, 2004 as a telephone reseller business and began seeking other business opportunities. As of the end of the fiscal year, September 30, 2004, no agreements for a merger or consolidation were entered into. As of the date of this filing certain discussions are currently in progress with several different businesses opportunities where a merger/acquisition could occur. However, no agreements have become effective and, there is no assurance that the Company will be successful in consummating an agreement with one of these entities or any other business.

(b) Business of Issuer

The Company, Local Telecom Systems, Inc. (LTSI) through its relationship with Local Telecom Service LLC, for the first nine months of the 2003/2004 fiscal year offered local and long distance service on a prepaid basis. Specifically, local services include a "bare bones" product providing unlimited local dial tone and 911 emergency access with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing.

LTSI purchased phone services from the incumbent local exchange carrier (ILEC) at deep discounts (up to 26%) and resold the service on a prepaid basis at a premium, allowing a profit margin. LTSI was a flat rate service provider with customers in Texas, New Mexico and Arizona until June 30, 2004, when it discontinued its relationship with Local Telecom Service LLC.

On July 1, 2004 the Company began its quest for a new business to acquire or find a merger/acquisition partner. Since that time the Company has reviewed several opportunities for a business combination; however the Company has accepted none of these opportunities. As of February 15, 2005 the Company was reviewing opportunities and negotiating with several different businesses for a potential business combination. At this time no agreements are effective, and there is no assurance that the Company will consummate a business combination.

Risk Factors

Lack of Working Capital - the Company is dependent on the placement of its common stock to raise working capital to meet the expenditures of the Company's limited operations during this campaign of seeking a merger/acquisition partner. No assurance is made or implied that the Company will be successful in raising such working capital or that if the funds are raised that a successful merger/acquisition will result therefrom.

Dependence Upon Management - The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, William Miertschin and Richard Hewitt. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.

Settlement of Outstanding Debts or Liabilities - The Company currently does not have sufficient funds to pay its current debt and/or liabilities. There is no assurance that the Company can raise the funds necessary to pay these debts or liabilities or settle with any or all creditors.

Availability of Merger/acquisition Partner - The Company's existence is subject to consummating a merger/acquisition with a viable entity, which will become the surviving core business for the Company. There is no assurance that an acceptable or willing partner will be found.

Marketability Status of Securities - There is no assurance that the Company will be able to maintain its reporting status with the Securities Exchange Commission, NASD or other regulatory bodies. Because of the Company's lack of sufficient funds to perform timely audits and filings the Company could become delinquent in its reporting and therefore be subject to de-listing on the NASDAQ Bulletin Board Quotation System.

Competition and Markets

The competition for mergers and acquisitions with public companies is extremely competitive. No assurance can be made that the Company will be successful in identifying a merger/acquisition candidate and if a candidate is found no assurance can be made that the merger/acquisition will result in a successful business or the terms and conditions of the merger/acquisition will be favorable to the Company.

Governmental and Other Regulations

The Company will be subject to all regulatory authorities, including the Securities Exchange Commission, NASDAQ, and State Securities regulations in the event of a merger/acquisition. The surviving entity will be subject to the governmental and other regulations that pertain to the acquired or merged business.

Personnel

As of September 30, 2004, the Company did not have any full time employees in addition to the Company's officers and directors.

Item 2. Description of Property

On June 30, 2004 when the Company discontinued its telephone reseller business and subsequently terminated the relationship with Local Telecom Service LLC the Company relinquished all rights, title, interests and/or ownership to any equipment and business operations held and operated by Local Telecom Service LLC, and the Company's former offices at 3535 West 7th Street, Suite 1, Fort Worth, Texas.

During the fiscal years ended September 30, 2004 and 2003, the Company recognized impairment losses of $319,308 and $484,526, respectively, relating to the goodwill and licenses acquired in the merger/acquisition completed in August 2002. While some of these licenses and the entities in which they are held may still be valid there is no certainty as to their market value and marketability.

Item 3.  Legal Proceedings

As of September 30, 2004, there were no legal proceedings to which the Company was a party, and no litigation is known to be pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were presented to the shareholders of the Company during the fiscal year ended September 30, 2004. However, it is anticipated that a stockholder's meeting will be held during 2005 if the Company consummates a business combination.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's shares became listed on the Electronic Bulletin Board in March 2003. The Company's shares have traded as high as $0.55 and as low as $0.01 per share from March 2003 to February 2005. The shares are traded under the symbol "LTSY" ("LTSYE") for the shares (11,603,752 shares) held by non-affiliates of the Registrant on September 30, 2004. On February 15, 2005 the stock price was $0.06 Bid and $0.09 Ask.

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

On August 3, 2003, 30,000,000 shares of common stock were converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares, Richard M. Hewitt for 1,000,000 shares, Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares. See Part III, Item 11 for additional information regarding the ownership of common and preferred stock held by these four parties.

On September 30, 2004, end of the fiscal year, the Company had 16,284,423 shares issued and outstanding of which the Company believes it has 8,844,906 shares that can be sold pursuant to Rule 144 under the Securities Act, of which 711,405 shares are held by officers and directors.

(b) Holders

The approximate number of security holders of record of the Company's common stock on February 15, 2005 was 1,520. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

During the fiscal year ended September 30, 2004 the Company engaged a private research firm to attempt to locate lost shareholders of record. This research aided the Company in locating approximately 350 lost shareholders.

(c) Dividends

The Company did not declare a cash dividend or pay dividends during the fiscal year ended September 30, 2004.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently does not have any securities authorized for issuance under any Equity Compensation Plans.

Issuance of Unregistered Shares

The Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

During the year ended September 30, 2003, there were a total of 2,436,000 unregistered shares issued for a private placement in Europe for a total of $61,243. Also, the Company's Board approved the issuance of 1,540,000 shares of unregistered common shares for services and 64,657 unregistered common shares for legal services and fees. These previously approved 1,604,657 shares were issued on December 30, 2003 as follows:

         Issuance of 45,000 shares of restricted common stock for Director fees

         Issuance of 850,000 Shares of restricted common stock in lieu of voiding prior consulting and employment agreements with Robert Hart (250,000 shares) Amber Smith (100,000 shares), William Miertschin (250,000 shares) and Connect Holdings Corp. (250,000 shares).

         Issuance of 620,000 shares of restricted common stock for consulting services rendered by Arthur Berger (accounting - 250,000 shares), Karen Lee (administrative record keeping - 20,000 shares), Ivan Webb (regulatory consulting - 250,000 shares) and Harold McKamy (SEC and NASD consulting - 100,000 shares)

         Issuance of 25,000 shares of restricted common stock to Katey Daniel as an employment incentive for assuming additional responsibilities since joining the Company as corporate secretary

         Issuance of 64,657 shares of restricted common stock for professional legal services and fees paid on behalf of the Corporation incurred by Richard M. Hewitt, PC in the amount of $64,657 Mr. Hewitt is a Director, Chief Financial Officer and Corporate Secretary of the Company.

On December 8, 2003 the Company's board approved the issuance of 2,888,181 shares of restricted common stock to investors pursuant to a private placement of the Company's common stock providing limited working capital to the Company of $48,233.

On December 8, 2003 the Company's board approved the issuance of 25,000 shares of restricted common stock to Katey Daniel for services rendered on behalf of the Company. Ms. Daniel was the former corporate secretary and assisted in its telephone resell business with Local Telecom Service LLC.

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

General Discussion

The primary focus of the Company for the past two fiscal years ended September 30, 2003 and 2004 was several attempts to secure necessary funding for the expansion of the prepaid telephone business. Unfortunately the Company was only able to secure limited funding in August 2003. However, additional funding, which the Company anticipated failed to materialize. The delay and limited funding caused the Company to lose a significant portion of its customer base, plus certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote and advertise the Company's services. The Company did not obtain any working capital during the fiscal year ended September 30, 2004.

Because of the lack of working capital, on June 30, 2004 the Company discontinued to offer its prepaid telephone services through Local Telecom Service LLC and took the necessary steps to limit liabilities and expenses for the Company as it began the process to change business direction. The Company is actively seeking an appropriate business partner and is currently evaluating business opportunities. However, without an appropriate business combination being consummated and/or without the infusion of additional working capital into the Company, the Company may be unable to continue as a going concern.

Liquidity and Capital Resources

Assets and Liabilities

During the fiscal year ended September 30, 2002 the Company distributed all the assets to its four former subsidiaries.

The Company elected to write down its basis in the Intangible Assets and Licenses acquired as the customer base declined due to the lack of funding for advertising.

During the fiscal years ended September 30, 2004 and 2003, the Company recognized impairment losses of $319,308 and $484,526, respectively, relating to the goodwill and licenses acquired in the merger/acquisition completed in August 2002. While some of these licenses and the entities in which they are held may still be valid there is no certainty as to their market value and marketability.

As of September 30, 2004 the Company had current assets of $2,691 compared to current assets of $34,708 for September 30, 2003. The reduction in current assets is directly related to the discontinued operations of prepaid telephone business operated through Local Telecom Service LLC. and the validity and marketability of various telecommunication licenses held by the Company. The Company's liabilities on September 30, 2004, were $125,413 compared to $181,411 on September 30, 2003. The reductions in account payables were primarily due to the lower amount of taxes and the exchange of debt for equity.

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

The revenues for the fiscal year ended September 30, 2003 were $237,788 compared to $97,674 for the year ended September 30, 2004. The revenues for the fiscal year ended September 30, 2004 were for only nine months as the Company discontinued prepaid telephone services as of June 30, 2004. In addition revenues were lower due to loss of customers as the Company was not able to keep its advertising program in place prior to the closing of the prepaid telephone business on June 30, 2004.

Net Income (Loss)

The Company incurred a Net Loss of $917,925 for the year ended September 30, 2003, and a Net Loss of $553,021 for fiscal year ended September 30, 2004. Approximately half of the losses incurred in fiscal 2003 were the write down of assets (Impairment Loss) of $484,526 due to the loss by attrition of the Company's existing customer base in its core business as advertising was substantially reduced, and similarly for fiscal 2004 an impairment loss of $319,308 was reported. An additional loss of $83,648 for discontinued operations of the prepaid telephone business operations on June 30, 2004 was recorded. See
Note 3 for additional information in the accompanying financial statements.

The Company also incurred significant but reduced expenditures in fiscal 2004 as compared with fiscal 2003 respectively in Legal and Professional Services ($17,271 vs $90,948), Consulting ($19,420 vs $154,000) and Salaries, Wages,
Transfer Agent Fees ($96,422 vs $117,676). See Consolidated Statement of Changes in Stockholders' Equity and Note 2 in the Company's financial statements for September 30, 2004 for additional information.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 4 to Financial Statements for additional disclosure.

Per Share Data

The Company lost $0.03 per common share for the year ended September 30, 2004 compared to $0.07 for the previous fiscal year.

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

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

(b) Changes in Internal Controls:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following are the officers and directors of the Company as of February 15, 2005:
                                  Date First
Name                        Age   Elected        Term        Position
-----------------------------------------------------------------------------
William R. Miertschin       57    1997          1 year      President, CEO
                                                             & Director

Richard M. Hewitt           67    2002          1 year      Secretary, CFO
                                                             & Director

William R. Miertschin, President, Chief Executive Officer, and Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. A 1972 graduate of the University of Texas at Austin, with a BA in Mathematics, he completed additional courses in petroleum engineering at the University of Texas of the Permian Basin in 1978. Beginning his oil and gas career in 1975, Miertschin served as an Engineer with the Baroid Division of NL Industries in Odessa, Texas. From 1977 to 1979, Mr. Miertschin was

Drilling Supervisor for Gulf Oil Exploration and Production, being the first trainee to complete Gulf Oil's drilling and production engineering training program. Thereafter, he was employed with Mesa Petroleum (1979-1985) as Corporate Supervisor of Regulatory and Safety in Amarillo, Texas, and as Drilling Supervisor and Senior Drilling Engineer in Midland and Amarillo, Texas, managing Mesa's corporate drilling and completion operations for all of the Permian Basin Division, Texas Panhandle and Kansas. In 1986 he graduated from the Leadership Amarillo Program of the Amarillo Chamber of Commerce. A former member of the Society of Petroleum Engineers, Mr. Miertschin has served as an expert witness before the Kansas Corporation Commission (KCC) and the New Mexico Oil Conservation Commission (NMOCC) on regulatory affairs, drilling and completion, and analysis of potential production purchases. He also served on the Oil and Gas Advisory Committee to KCC to revise statewide rules in Kansas. Mr. Miertschin has been active in the oil and gas industry as an investor and operator, and has been in private practice as a consultant in the Dallas-Fort Worth area for the last fourteen (14) years. Since 1997, Mr. Miertschin has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities. Mr. Mierstchin is also currently serving as the President of three of the former subsidiaries of the Company. Mr. Miertschin is also a director of Grand Central Mines Inc. a publicly traded company. See Item 13 "Certain Relationships and Related Transactions." Also, he is currently a Vice-President of the Dallas Safari Club.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports filed with the Company, several persons (William Miertschin, and Richard M. Hewitt) have not filed all reports regarding transactions in the Company's securities required to be filed pursuant to
Section 16(a) under the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

The Company's total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee. The following are the salaries for the officers of the Company.


            Name                Position                 Annual Compensation
 ----------------------------------------------------------------------------
      William Miertschin      President & CEO               $30,000
      Richard M. Hewitt       CFO & Secretary                 6,000


The Directors of the Company, William Miertschin and Richard M. Hewitt, both receive 30,000 shares of restricted common stock per year as compensation for their services as directors plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock (16,284,423 shares) and voting shares on September 30, 2004:

                        Name and Address            Number of      Percent
Title of Class        of Beneficial Owner         Shares Owned    of Class
--------------------------------------------------------------------------
Common Stock          Connect Holding Corp.           330,000*      2.031
$0.0167 Par Value     1133 Empire Drive
                      Dallas, Texas 75247

Common Stock          Sammy Dog, Ltd.                 330,000**     2.031
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
$0.0167 Par Value     Hillandale, Seaway Lane
                      Torquay, Devon
                      United Kingdom TQ2 6PN

* Connect Holding Corp. has 250,000 shares of preferred stock, which has voting rights equal to 12,500,000 shares of common stock.

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

Common Stock          Richard M. Hewitt               397,242**     2.439
$0.0167 Par Value     202 Fresh Meadow Drive
                      Trophy Club, Texas 76262

All Directors and Officers as a group (2 persons)     711,405       4.368

* William R. Miertchin has 80,000 shares of preferred stock, which has voting rights equal to 4,000,000 shares of common stock.

** Richard M. Hewitt has 20,000 shares of preferred stock, which has voting rights equal to 1,000,000 shares of common stock.

Changes in Control of Issuer:

No changes occurred during the year ended September 30, 2004.

Item 12. Certain Relationships and Related Transactions

William R. Miertschin, President of the Company, is also President and Director of three of the four former subsidiaries of the Company that were distributed to the Company's shareholders in April 2002. These three former subsidiaries are Signature Financial Services, Inc., formed in July 2000, Cumberland Continental Corporation, formed in June 2001 and Signature Healthcare Inc. formed in September 2001. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions.

Richard Hewitt received 64,657 shares of restricted stock for professional fees and reimbursement of fees advanced ($64,657) on behalf of the Company by Richard Hewitt PC, a professional corporation wholly owned by Richard Hewitt a Director, Secretary and Chief Financial Officer of the Company. Mr. Hewitt is also a Director of Signature Healthcare Inc. a former subsidiary of the Company. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions.

No other related transactions occurred between the Company and its officers, directors and affiliates.

Item 13.  Exhibits and Reports on Form 8-K

No Reports have been filed on Form 8-K.

Certifications by Chief Executive Officer and Chief Financial Officer.

Item 14.  Principal Accountant Fees and Services

Audit fees for 2003 and 2002 were $5,500 and $6,250 respectively, from Clyde Bailey PC.

The Company incurred no fees for 2003 and 2002 for preparation of Federal income tax forms.

No other external accounting fees were paid during the past two fiscal years except for quarterly reviews conducted by Clyde Bailey PC totaling $2,250 per year for 2003 and 2004.

The Company does not have an independent audit committee as the Company only has two directors, which also serve as the only two officers of the Company. However, both William R. Miertschin, Chief Executive Officer, and Richard M. Hewitt, Chief Financial Officer serve as the audit committee for the company. The audit committee pre-approved the amount paid to Clyde Bailey PC for the audit of the fiscal year ended September 30, 2004. The audit committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Local Telecom Systems, Inc. by independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the audit committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other know potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Clyde Bailey PC has been approved in advance by both Directors of the Company and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A (i)(1)(B) of the Securities Exchange Act of 1934.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOCAL TELECOM SYSTEMS, INC.


Date: February 16, 2005                    /s/ William R. Miertschin
                                          ----------------------------
                                          By: William R. Miertschin,
                                              President & Chief Executive
                                              Officer

Date: February 16, 2005                    /s/ Richard M. Hewitt
                                          ----------------------------
                                          By: Richard M. Hewitt,
                                              Secretary, CFO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                         Date

/s/ William R. Miertschin     President, CEO & Director     February 16, 2005
--------------------------
William R. Miertschin


/s/ Richard M. Hewitt         Secretary, CFO & Director     February 16, 2005
-------------------------
Richard M. Hewitt

CLYDE BAILEY P.C.
-----------------------------------------------------------------------------


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
Local Telecom Systems Inc.

We have audited the accompanying balance sheet of Local Telecom Systems Inc. ("Company"), as of September 30, 2004 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the twelve month period ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on my audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the twelve month period ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has little or no current operations that raise substantial doubt about its ability to continue as a going concern. This is further explained in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                Clyde Bailey P.C.
San Antonio, Texas
January 25, 2005




                           LOCAL TELECOM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004

                                   A S S E T S
                                   -----------


    Current Assets
    --------------

        Cash                                                                     $ 2,691
                                                                       -----------------
              Total Current Assets                                                                    2,691


              Total Assets                                                                          $ 2,691
                                                                                           ================

                              L I A B I L I T I E S
                              ---------------------

    Current Liabilities
    -------------------
        Accounts Payable and accrued expenses                                    125,413
                                                                       ------------------

              Total Liabilities                                                                     125,413

        Commitments and Contingencies                                                                     0

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

    Preferred Stock, par value $.10 per share                                     60,000
        authorized shares 1,000,000 shares, 600,000 shares outstanding
    Common Stock                                                                 271,950

    Additional Paid-in-Capital                                                 9,456,612
    Accumulated Deficit                                                       (9,911,284)
                                                                       ------------------

              Total Stockholders' Equity (Deficit)                                                 (122,722)
                                                                                           ----------------
              Total Liabilities and Stockholders' Equity                                            $ 2,691
                                                                                           =================




    The accompanying notes are an integral part of the financial statements.


                           LOCAL TELECOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                                         For the Twelve Months Ended
                                                               -----------------------------------------
                                                                    September 30            September 30
                                                               --------------------    --------------------
REVENUES:                                                               2004                   2003
---------                                                      --------------------    --------------------

      Revenues                                                            $ 97,674            $ 237,788
                                                               --------------------    --------------------

           Total Revenues                                                   97,674              237,788

COST OF REVENUES
----------------
      Telephone Services                                                  $ 75,102            $ 179,923

                                                               --------------------    -----------------
GROSS PROFIT                                                              $ 22,572             $ 57,865
------------

EXPENSES:
---------
      Legal and Professional Services                                       17,271               90,948
      Advertising                                                                -               14,250
      Impairment Loss                                                      319,308              484,526
      Depreciation                                                           4,026                8,051
      Consulting                                                            19,420              154,000
      Salaries, Wages, and Transfer Agent Fees                              96,422              117,676
      Other Selling, general & administrative expenses                      35,498              107,112
                                                               --------------------    -----------------

      Total Expenses                                                       491,945              976,563

           Operating Income                                               (469,373)            (918,698)

OTHER INCOME (EXPENSES)
-----------------------

      Interest Income                                                            -                    0
      Effect of Subsidiary's Stock Dividend                                      -                    -
      Other Income (expenses)                                                    -                  773

                                                               --------------------    -----------------
           Loss from Continuing Operations                              $ (469,373)          $ (917,925)

DISCONINUED OPERATIONS:
      Discontinued Operations                                            $ (83,648)                 $ -
                                                               --------------------    -----------------

           Net Loss                                                     $ (553,021)          $ (917,925)

                                                               ====================    =================

Basic and Diluted Earnings Per Common Share                                  (0.03)               (0.07)
                                                               --------------------    -----------------

Weighted Average number of Common Shares                                15,556,712           12,520,582
     used in per share calculations                            ====================    =================





    The accompanying notes are an integral part of the financial statements.


                           LOCAL TELECOM SYSTEMS INC.
            Consolidated Statement of Changes in Stockholders' Equity


                                                                                          Additional                      Total
                                          Common Stock           Preferred Stock            Paid-In       Accumulated  Stockholders'
                                      Shares        Amount       Shares        Amount       Capital         Deficit       Equity
                                      ------        ------       ------        ------       -------         -------       ------

 Balance September 30, 2002         39,330,585 #    656,820           -            -      8,780,662   #   (8,440,338)  #   997,144
                                    ==========      ===============================================       ==========       =======

    Conversion of Common to
        Preferred Stock            (30,000,000)    (501,000)    600,000       60,000        441,000                             -

    Stock Issued for Consulting      1,540,000       25,718                                 128,282                       154,000

    Stock Issued for Legal Services     64,657        1,080                                  63,577                        64,657

    Stock Sold for Cash              2,436,000       40,681                                  20,562                        61,243

    Net Loss                                      -            -          - -             -               -(917,925)     (917,925)

 Balance September 30, 2003         13,371,242      223,299     600,000       60,000      9,434,083      (9,358,263)    # 359,119
                                    ==========      ===============================================       ==========      =======

    Stock Issued for Consulting         25,000          419                                   2,082                         2,501

    Stock Sold for Cash              2,888,181       48,233                                  20,447                        68,680

    Net Loss                                -            -            -            -             -         (553,021)     (553,021)
                                    ----------      -----------------------------------------------      -----------      --------

 Balance September 30, 2004         16,284,423      271,950     600,000       60,000      9,456,612      (9,911,284)     (122,722)
                                    ==========      ===============================================       ==========      ========



          See accompanying notes to Consolidated Financial Statements.


                           LOCAL TELECOM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Twelve Months Ended
                                                                                      September 30              September
                                                                               -----------------------  ----------------------
                                                                                         2004                    2003
                                                                               -----------------------  ----------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    -------------------------------------
        Net Income (Loss)                                                                  $ (553,021)             $ (917,925)

        Adjustments to reconcile net income (loss) to
          net cash provided(used) to operating activities:
                Depreciation                                                                    4,026                   8,051
                Stock Issued to Consultants                                                     2,502                 154,000
                Stock Issued for Legal Services                                                     -                  64,657
                Discontinued Operations                                                        83,648
                Impairment Loss                                                               319,308                 484,526
                Effect of Subsidiary's Stock Dividend                                                                       -
                Accounts Receivable                                                                 -                  14,281
                Accounts Payable and accrued expenses                                          (4,576)                 98,831

                                                                               -----------------------  ----------------------
                Total Adjustments                                                             404,908                 824,346
                                                                               -----------------------  ----------------------

    Net Cash provided (used) in Operating Activities                                       $ (148,113)              $ (93,579)


    Cash Flows from Investing Activities:

        Notes Receivable:
        Advances                                                                                    -                       -
        Collections                                                                                 -                       0
        Acquisition                                                                                 -                       -
                                                                               -----------------------  ----------------------
    Net Cash provided (used) in Investing Activities                                              $ -                     $ -
                                                                               -----------------------  ----------------------


    Cash Flows from Financing Activities:

        Common Stock                                                                           89,553                  89,553
        Note Payable                                                                           32,500                  32,500
                                                                               -----------------------  ----------------------
                                                                               -----------------------  ----------------------
    Net Cash provided (used) by Financing Activities                                        $ 122,053               $ 122,053
                                                                               -----------------------  ----------------------

    Net Increase (Decrease) in Cash                                                         $ (26,060)               $ 28,474

    Cash Balance,  Beginning of Period                                                         28,751                     277
                                                                               -----------------------  ----------------------

    Cash Balance,  End  of Period                                                             $ 2,691                $ 28,751
                                                                               =======================  ======================


    Supplemental cashflow informaiton:
        Cash Paid for interest                                                  $                 -      $                 -
        Cash Paid for income taxes                                              $                 -      $                 -



                           LOCAL TELECOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

                             Property and Equipment

Property and equipment is stated at cost. Depreciation is expensed using straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are: building-30 to 40 years; equipment and tools-5 to 7 years; software-5 years; furniture and fixtures-5 to 7 years. Depreciation expense in the amount of $4,026 and $8,051 has been recognized for the years ended September 30, 2004 and 2003 respectively. The Company discontinued operations effective July 1, 2004 with Local Telecom Service LLC.

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

                        Recent Accounting Pronouncements

NEW ACCOUNTING PRONOUNCEMENTS: In January 2003 and as revised in December 2003, the Financial Accounting Standards Board "FASB" issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company's adoption of this interpretation in fiscal 2004 did not have an impact on its financial position or results of operations.


In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and
(loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.


In December 2004 the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets
- An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

2. COMMON AND PREFERRED STOCK

The Company has 100,000,000 common shares authorized with a par value of $0.0167 of which 16,284,423 are issued and outstanding as of September 30, 2004. The Company also has 1,000,000 preferred shares authorized with a par value of $0.10 of which 600,000 shares are issued and outstanding as of September 30, 2004.

On August 3, 2003 30,000,000 shares of common stock was converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares and Richard M. Hewitt for 1,000,000 shares being current officers and directors of the Company, and to Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares being control affiliates of the Company. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each shares of preferred stock. Each shares of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically converted into common stock by the Company.

On September 30, 2004 the Company had 9,000,000 warrants outstanding to purchase 9,000,000 common shares at an exercise price of $0.10 per share expiring on June 6, 2006. These warrants were issued as consideration for the conversion of 30,000,000 common shares to 600,000 shares of preferred stock of the Company.

During the year ended September 30, 2003, there were a total of 2,436,000 unregistered shares issued for a private placement in Europe for a total of $61,243. Also, the Company's Board approved the issuance of 1,540,000 shares of unregistered common shares for services and 64,657 unregistered common shares for legal services and fees. These previously approved 1,604,657 shares were issued on December 30, 2003 as follows:

         Issuance of 45,000 shares of restricted common stock for Director fees

         Issuance of 850,000 Shares of restricted common stock in lieu of voiding prior consulting and employment agreements with Robert Hart (250,000 shares) Amber Smith (100,000 shares), William Miertschin (250,000 shares) and Connect Holdings Corp. (250,000 shares).

         Issuance of 620,000 shares of restricted common stock for consulting services rendered by Arthur Berger (accounting - 250,000 shares), Karen Lee (administrative record keeping - 20,000 shares), Ivan Webb (regulatory consulting - 250,000 shares) and Harold McKamy (SEC and NASD consulting - 100,000 shares)

         Issuance of 25,000 shares of restricted common stock to Katey Daniel as an employment incentive for assuming additional responsibilities since joining the Company as corporate secretary

         Issuance of 64,657 shares of restricted common stock for professional legal services and fees paid on behalf of the Corporation incurred by Richard M. Hewitt, PC in the amount of $64,657 Mr. Hewitt is a Director, Chief Financial Officer and Corporate Secretary of the Company.


On December 8, 2003 the Company's board approved the issuance of 2,888,181 shares of restricted common stock to investors pursuant to a private placement of the Company's common stock providing limited working capital to the Company of $48,233.

On December 8, 2003 the Company's board approved the issuance of 25,000 shares of restricted common stock to Katey Daniel for services rendered on behalf of the Company. Ms. Daniel was the former corporate secretary and assisted in its telephone resell business with Local Telecom Service LLC.

3. IMPAIRMENT LOSS

The asset groups not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The Company has categorized all of its long-lived assets as being held and used and not to be sold. During the year ended September 30, 2004 and 2003, the Company recognized an impairment loss of $319,308 and $484,526, respectively relating to the goodwill and licenses acquired in the acquisition completed in August 2002. Due to the disposition of the telephone resell business, operated Local Telecom Service LLC no impairment loss was recorded after June 30, 2004.

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

6. INCOME TAXES

On September 30, 2004, the Company had net operating loss carry forwards totaling approximately $9,100,000 available to reduce future taxable income through the year 2022. Due to changes in control of the Company, these carry forwards are limited on an annual basis.

7. ACQUISITION

During 2002 Local Telecom Systems, Inc. (LTSI) acquired a local telephone service reseller through an agreement with Local Telecom Service LLC, which had a three-year old customer base in Texas, New Mexico and Arizona. LTSI also in 2002 acquired licenses and inter-connect agreements to offer on an expanded basis prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance in 45 states.

The transaction is being accounted for as a "purchase" following the procedures of SFAS 142, "Accounting for Business Combinations".

         The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

                       Current Assets                     $     20,582
                       Fixed Assets                             35,000
                       Goodwill                                721,116
                       Licenses                                525,000
                       Debt Assumed                          ( 415,803)
                                                          ------------
                       Net Assets Acquired                $    885,895
                                                          ============


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

9. GOING CONERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets. The Company's lack of operations raise a substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to continue operations for the next twelve months, but they are not legally obligated to do so.

10. DISCONTINUED OPERATIONS

The Board elected to discontinue the operation of its prepaid local telephone business and terminated its relationship with Local Telecom Service LLC effective June 30, 2004. The resulting loss in the amount of $83,548 is being recorded as discontinued operations.

                               INDEX TO EXHIBITS

EXHIBT NO.       PAGE NO.                    DESCRIPTION
----------       --------                    -----------

31(i)             17            302 Certification of Chief Executive Officer
31(ii)            18            302 Certification of Chief Financial Officer
32(i)             19            906 Certification of Chief Executive Officer
32(ii)            20            906 Certification of Chief Financial Officer


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.