Form 10QSB
period 2004-12-31
LOCAL TELECOM SYSTEMS INC
filed 2005-03-03
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

       Registrant's telephone number, including area code: (972) 386 7700

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

On December 31, 2004 the Registrant had 16,284,423 shares of its common stock outstanding par value $0.0167 per share and 600,000 preferred shares outstanding with a par value of $0.10 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2004, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page 3 and are incorporated herein by this reference.

                           LOCAL TELECOM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS

                                                             DECEMBER 31    SEPTEMBER 30
                                                                 2004           2004
                                                                 ----           ----
CURRENT ASSETS
   Cash                                                      $     2,338    $     2,691
                                                             -----------    -----------
      Total Current Assets                                         2,338          2,691

      Total Assets                                           $     2,338    $     2,691
                                                             ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts Payable and accrued expenses                         125,413        125,413
   Note Payable                                                    5,000             --
                                                             -----------    -----------
      Total Current Liabilities                                  130,413        125,413
      Total Liabilities                                          130,413        125,413
   Commitments and Contingencies                                      --             --

                              STOCKHOLDERS' EQUITY

Preferred Stock, par value $.10 per share                         60,000         60,000
   1,000,000 shares authorized; 600,000 shares outstanding
Common Stock                                                     271,950        271,950
   100,000,000 authorized shares, par value $.0167
   16,284,423 shares issued and outstanding
Additional Paid-in-Capital                                     9,456,612      9,456,612
Accumulated Deficit                                           (9,916,637)    (9,911,284)
                                                             -----------    -----------
      Total Stockholders' Equity (Deficit)                      (128,075)      (122,722)
                                                             -----------    -----------
      Total Liabilities and Stockholders' Equity             $     2,338    $     2,691
                                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS INC.
                      COMSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                     --------------------------
                                                     December 31    December 31
                                                     ===========    ===========
REVENUES:                                                2004           2003
                                                     ===========    ===========
   Revenues                                          $        --    $    41,287
                                                     -----------    -----------
      Total Revenues                                          --         41,287

COST OF REVENUES:
   Telephone Service                                          --         39,223
                                                     -----------    -----------
      Gross Profit                                            --          2,064

EXPENSES:
   Legal and Professional Services                         5,000         17,271
   Depreciation                                               --          2,013
   Impairment Loss                                            --        126,529
   Consulting                                                 --          2,500
   Rent & Utilities                                           --         12,156
   Salaries, Wages, and Transfer Agent Fees                   --         39,774
   Other Selling, general & administrative expenses          338          8,341
                                                     -----------    -----------
   Total Expenses                                          5,338        208,584
      Operating Income                                    (5,338)      (206,520)

OTHER INCOME (EXPENSES)
   Interest (expense)                                         --           (813)
   Interest Income                                            --              0
   Other Income (expenses)
                                                     -----------    -----------
      Loss from Continuing Operations                $    (5,338)   $  (207,333)
                                                     -----------    -----------
      Net Loss                                       $    (5,338)   $  (207,333)
                                                     ===========    ===========
Basic and Diluted Earnings Per Common Share                (0.00)         (0.01)
                                                     -----------    -----------
Weighted Average number of Common Shares
   used in per share calculations                     16,284,423     14,342,369
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                         December 31     December 31
                                                        ============    ============
                                                            2004            2003
                                                        ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                    $     (5,338)   $   (207,333)
   Adjustments to reconcile net income (loss) to
     net cash provided(used) to operating activities:
        Depreciation and Amortization                             --           2,013
        Stock for Services                                        --           2,500
        Accts Receivable                                          --           1,104
        Accrued Interest Receivable                               --             814
        Impairment Loss                                      126,529
        Accounts Payable                                          --          (9,900)
                                                        ------------    ------------
        Total Adjustments                                         --         123,060
                                                        ------------    ------------
Net Cash provided (used) in Operating Activities        $     (5,338)   $    (84,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                           --              --
                                                        ------------    ------------
Net Cash provided (used) in Investing Activities        $         --    $         --
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                   0
   Common Stock                                                   --          68,680
   Note Payable                                                5,000              --
                                                        ------------    ------------
Net Cash provided (used) by Financing Activities        $      5,000    $     68,680
                                                        ------------    ------------
Net Increase (Decrease) in Cash                         $       (338)   $    (15,593)
Cash Balance,  Beginning of Period                             2,691          28,751
                                                        ------------    ------------
Cash Balance,  End  of Period                           $      2,338    $ 13,158,338
                                                        ============    ============

Supplemental cashflow informaiton:
   Cash Paid for interest                               $         --    $      1,241
   Cash Paid for income taxes                           $         --    $         --

    The accompanying notes are an integral part of the financial statements.

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The September 30, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB.

Shares of common stock issued by the Company for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

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

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                    UNAUDITED

3 - COMMON STOCK

No Stock was issued during the quarter ended December 31, 2004.


4 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.


5 - DISCONTINUED OPERATIONS

On June 30, 2004, the Company closed its operations in its principal business of providing local phone service to individuals. The full effect of closing the business has not been fully reflected in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS AND PLAN OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

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

General Discussion

The primary focus of the Company for the past two years was several attempts to secure necessary funding for the expansion of the prepaid telephone business. Unfortunately the Company was only able to secure limited funding in August 2003. However, additional funding, which the Company anticipated failed to materialize. The delay and limited funding caused the Company to lose a significant portion of its customer base, plus certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote and advertise the Company's services.

The Company incurred a $5,000 loan in December 2004, which it used as a retainer for legal services for representation on a potential business combination, which has not been consummated as of the date of this filing.

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

The focus of the Company changed on July 1, 2004 to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant our involvement. Management's discretion is unrestricted, and we may participate in any business whatsoever that may in the opinion of management meet the business objectives discussed herein. We may investigate businesses of any kind or nature, including those in finance, technology, manufacturing, service, research and development, communications, insurance, brokerage and transportation. Management may also seek to become involved with other development stage companies or companies that could be categorized as financially troubled. We may effect a business combination with another business outside the United States. We have not limited the scope of our search to a particular region or country. Accordingly, to the extent that the acquired business may be located or operate in a foreign jurisdiction, our operations may be adversely affected to the extent of the existence of unstable economic, social and/or political conditions in such foreign regions and countries. We may not be capable of reviewing the potential operational risks surrounding foreign businesses.

Other than general corporate activities, including the negotiation and consummation of a business combination, we will not engage in any substantive commercial business until such time as we have effected a business combination.

Liquidity and Capital Resources

Assets and Liabilities

As of December 31, 2004 the Company had current assets of $2,338 compared to current assets of $2,691 for September 30, 2004. The limited amount of current assets is directly related to the discontinued operations of prepaid telephone business operated through Local Telecom Service LLC. and the validity and marketability of various telecommunication licenses held by the Company. The Company's liabilities on December 31, 2004, were $130,413 compared to $125,413 on September 30, 2004. The increase in liabilities is directly related to the $5,000 in working capital borrowed during the quarter ended December 31, 2004.

Results of Operations

The Company did not report any revenues during the quarter ended December 31, 2004. For the same period in 2003 the Company had revenues of $41,287. Revenues discontinued due to the closing of the prepaid telephone business on June 30, 2004.

The Company incurred expenditures of only $5,338 for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 of $208,584. This dramatic reduction in expenditures was due to the Company discontinuing its prepaid telephone business operations on June 30, 2004. See Note 5 of the financial statements accompanied herein as well as Note 2 of the Company's audited financial statements filed in conjunction with its Form 10-KSB for the fiscal year ended September 30, 2004 for additional information.

Net Income (Loss)

The Company incurred a Net Loss of $5,338 for the quarter ended December 31, 2004, and a Net Loss of $207,333 for quarter ended December 31, 2003. Approximately half of the losses incurred in 2003 were the write down of assets (Impairment Loss) due to the loss by attrition of the Company's existing customer base (For further information see the Company's Form 10-KSB for the fiscal year ended September 30, 2004).

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance.

Per Share Data

The Company lost less than one cent per common share for the quarter ended December 31, 2004 compared to $0.01 for the same period in 2003.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOCAL TELECOM SYSTEMS, INC.
                                          (Registrant)


                                        /s/ William R. Miertschin
                                        ----------------------------------
Date: March 3, 2005                 By: William R. Miertschin, President &
                                        Chief  Executive Officer