Form 10QSB
period 2005-03-31
LOCAL TELECOM SYSTEMS INC
filed 2005-06-23
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                        COMMISSION FILE NUMBER: 000-08012

                           Local Telecom Systems, Inc.

        (Exact name of small business issuer as specified in its charter)

             Nevada                                      75-1310613
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              7738 Forest Lane #102
                               Dallas, Texas 75230
               --------------------------------------------------
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 972.386.7700

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 79,959,423 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           LOCAL TELECOM SYSTEMS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

      Condensed Consolidated Balance Sheet as of
      March 31, 2005 (Unaudited)                                               3

      Condensed Consolidated Statements of Operations
      for the Three and Six Months Ended March 31, 2005
      and 2004 (Unaudited)                                                     4

      Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended March 31, 2005 and
      2004 (Unaudited)                                                         5

      Notes to Condensed Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis or Plan of Operations            11

Item 3. Controls and Procedures                                               18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto

                           LOCAL TELECOM SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                   A S S E T S

                                                                      MARCH 31
                                                                        2005
                                                                        ----
CURRENT ASSETS
    Cash                                                            $     2,845
                                                                    -----------
          Total Current Assets                                            2,845

          Total Assets                                              $     2,845

                             L I A B I L I T I E S

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                           $   111,619
                                                                    -----------
          Total Current Liabilities                                     111,619

          Total Liabilities                                         $   111,619

Commitments and Contingencies                                                --

                       S T O C K H O L D E R S ' (DEFICIT)

Preferred Stock, par value $.10 per share,
    1,000,000 authorized shares, no shares outstanding                       --
Common Stock                                                          1,335,322
      100,000,000 authorized shares, par value $.0167,
      79,959,423 shares issued and outstanding
Additional Paid-in-Capital                                             (666,622)
Accumulated Deficit                                                    (322,802)
                                                                    -----------
          Total Stockholders' (Deficit)                                (345,898)
                                                                    -----------
          Total Liabilities and Stockholders' Deficit               $  (457,517)
                                                                    ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                           LOCAL TELECOM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended              Six Months Ended
                                                         ------------------------------------------------------------
                                                           March 31        March 31        March 31        March 31
                                                         ============================================================
                                                             2005            2004            2005            2004
                                                         ============================================================
REVENUES                                                 $         --    $         --    $         --    $         --

EXPENSES:
      Legal and Professional Services                           2,316              --           7,316              --
      Shares Issued for Services                              311,750         311,750
      Other Selling, general & administrative expenses          3,398              --           3,736              --
                                                         ------------------------------------------------------------
      Total Expenses                                          317,464              --         322,802              --
            Operating (loss)                                 (317,464)             --        (322,802)             --

OTHER INCOME (EXPENSES)

      Interest (expense)                                           --            (813)             --          (1,628)
                                                         ------------------------------------------------------------
            Loss from Continuing Operations              $   (317,464)   $       (813)   $   (322,802)   $     (1,628)

DISCONTINUED OPERATIONS:

      Discontinued Operations                            $         --    $    164,645    $         --    $   (371,165)
                                                         ------------------------------------------------------------
            Net Loss                                     $   (317,464)   $   (165,458)   $   (322,802)   $   (369,537)
                                                         ============================================================
 Basic and Diluted Earnings Per Common Share             $         (0)   $         (0)   $         (0)   $         (0)
                                                         ------------------------------------------------------------
Weighted Average number of Common Shares
      used in per share calculations                       16,284,423      16,284,423      16,284,423      14,574,054
                                                         ============================================================

               See accompanying summary of accounting policies and
                         notes to financial statements.

                           LOCAL TELECOM SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                 March 31        March 31
                                                               ------------    ------------
                                                                   2005            2004
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                        $   (322,802)   $   (369,537)

      Adjustments to reconcile net income (loss) to net cash
        provided(used) to operating activities:
            Discontinued Operrations                                     --         282,564
            Stock for Services                                      311,750              --
      Changes in assets affecting operations
        Accounts Payable and Accrued Expenses                       (13,794)             --
                                                               ------------    ------------
            Total Adjustments                                       297,956         282,564
                                                               ------------    ------------
Net Cash provided (used) in Operating Activities               $    (24,846)   $    (86,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures                                               --              --
                                                               ------------    ------------
Net Cash provided (used) in Investing Activities               $         --    $         --
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                          0
      Common Stock                                                       --          68,680
      Note Payable                                                   25,000              --
                                                               ------------    ------------
Net Cash provided (used) by Financing Activities               $     25,000    $     68,680
                                                               ------------    ------------
Net Increase (Decrease) in Cash                                $        154    $    (18,293)

Cash Balance, Beginning of Period                                        --          28,751
                                                               ------------    ------------
Cash Balance, End of Period                                    $      2,845    $ 10,458,845
                                                               ============    ============
Supplemental cashflow informaiton:
      Cash Paid for interest                                   $         --    $      1,241
                                                               ============    ============
      Cash Paid for income taxes                               $         --    $         --
                                                               ============    ============
Non Cash Financing
      Notes Payable Converted to Common Stock                  $     25,000    $         --
                                                               ============    ============

               See accompanying summary of acounting policies and
                         notes to financial statements.

                           LOCAL TELECOM SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets that raise substantial doubt about its ability to continue as a going concern but the Company believes that there are sufficient resources to remain viable for the next twelve 12 months.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The March 31, 2005, balance sheet does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes referred to in the Company's Form 10-KSB annual report for its fiscal year ended September 30, 2004.

      The Company has experienced substantial financial difficulties. However, the Company has no intention to liquidate. During 2004, the Company discontinued its previous pre-paid telephone services to reduce operating losses until other operating alternatives could be considered. The Company has overcome such difficulties by its recent acquisition of two mortgage services companies and by borrowing to finance the acquisitions and for working capital. See, "Management Discussion and Analysis or Plan of Operations - Subsequent Events."

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

NOTE 3 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

      As shown in the accompanying financial statements, the Company incurred net losses of $(322,802) and $(369,537) for the six months ended March 31, 2005 and 2004, respectively. In addition, the company has incurred substantial losses since its inception. As of March 31, 2005, current liabilities exceed current assets by $108,774. These factors raise substantial doubts about the Company's ability to continue as a going concern.

      These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

      Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

      The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

NOTE 5 - DISCONTINUED OPERATIONS

On June 30, 2004, the Company closed its operations in its principal business of providing local phone service to individuals. The full effect of closing the business has not been fully reflected in these financial statements. The Company has made the decision to exchange its interest in the subsidiary "Local Telecom Systems, LLC" for 250,000 shares of common stock that had previously been approved to be issued to the manager of the Local Telecom Systems LLC. The effect of this transaction will be to remove most of the assets and liabilities from the Company's balance sheet.

NOTE 6 - RELATED PARTY TRANSACTIONS

      Effective March 23, 2005, the Board of Directors authorized the issuance of shares of its restricted common stock to William R. Miertschin and to Richard
M. Hewitt who are directors and officers of the Company for various services provided to the Company, as described below:

      a). For stock transfer services during the fiscal year ended September 30, 2004:

            1. William R. Miertschin                  300,000 shares

      b). For directors' compensation and fees for the fiscal year ended September 30, 2004:

            1. William R. Miertschin                  200,000 shares
            2. Richard M. Hewitt                      200,000 shares

      c). For directors' compensation and fees and for stock transfer services for the six month period ended March 31, 2005:

            1. William R. Miertschin                  200,000 shares
            2. Richard M. Hewitt                      200,000 shares

      d). For compensation of directors in lieu of fees and expenses for the fiscal year ended September 20, 2004:

            1. William R. Miertschin                  200,000 shares
            2. Richard M. Hewitt                      200,000 shares

      e). For dividends on preferred stock and incentives to convert preferred stock into common stock:

            1. William R. Miertschin                   80,000 shares
            2. Richard M. Hewitt                       20,000 shares

      f).   For consulting serevices regarding merge/acquitions by the Company:

            1. William R. Miertschin                  980,000 shares
            2. Richard M. Hewitt                      620,000 shares

NOTE 7 - COMMON STOCK SUBSEQUENT EVENT

      The Company's Board of Directors adopted a resolution effective March 23, 2005 that the following restricted common stock was to be issued, and were issued subsequent to the end of the quarter ended March 31, 2005:

a) A total of 18,675,000 shares were issued for officer/director fees, consulting, note payments and preferred stock dividend and conversion fees.

b) A total of 15,000,000 shares were issued for consulting on merger and financing.

c) A total of 30,000,000 shares were issued to convert the outstanding preferred stock to common shares.

These shares were valued at $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

General Discussion

The primary focus of the Company for the past two years has been to attempt to secure necessary funding for the expansion of its prepaid telephone business. Unfortunately the Company was only able to secure limited funding, and additional funding which the Company anticipated failed to materialize. The delay and limited funding caused the Company to lose a significant portion of its customer base, plus certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote and advertise the Company's services.

The Company incurred a $5,000 loan in December 2004, which it used as a retainer for legal services for representation on a potential business combination, which has not been consummated as of the date of this filing.

Because of the lack of working capital, on June 30, 2004, the Company discontinued to offer its prepaid telephone services through Local Telecom Service LLC and took the necessary steps to limit liabilities and expenses for the Company as it began the process to change business direction. The Company is actively seeking an appropriate business partner and is currently evaluating business opportunities. However, without an appropriate business combination being consummated and/or without the infusion of additional working capital into the Company, the Company may be unable to continue as a going concern.

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

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the sale ability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicators present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset. Management assumed the Company was a going concern for purposes of evaluating the possible impairment of its property and equipment. Should the Company not be able to continue as a going concern, there may be significant impairment in the value of the Company's property and equipment.

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, goodwill is tested by comparing net book value of the reporting entity to fair value. Management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, which we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

Revenue Recognition. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Revenue from sales of telecommunication services is generally recognized during the period when the services are rendered. Prepaid services which have not yet been rendered are reflected in deferred income until such time as the services are rendered.

Accounting for Stock-Based Compensation. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Generally, under

APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

Segment Reporting. We have adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

Going Concern. These financial statements have been prepared assuming the Company is a going concern. As of March 31, 2005, the Company has negative working capital of $(8,609,000) and a deficit net worth of $8,089,000. This gives rise to substantial doubts about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments which might be required should the Company discontinue as a going concern.

ASSETS AND LIABILITIES

As of December 31, 2004, the Company had current assets of $2,338 compared to current assets of $2,845 on March 31, 2005 and as of fiscal year end, September 30, 2004, the Company's current assets were $2,691. The limited amount of current assets is directly related to the discontinued operations of its previous prepaid telephone business operated through Local Telecom Service LLC. and the validity and marketability of various telecommunication licenses held by the Company. The Company's liabilities on December 31, 2004, were $130,413 compared to $111,619 on March 31, 2005 and $125,413 on September 30, 2004. The decrease in liabilities is directly related to debt settlements which occurred during the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

We incurred a $317,464 loss from continuing operations for the three months ended March 31, 2005 as compared to a net loss of $(813) during the comparable period in 2004. We incurred a loss of $0 from discontinued operations in during the three months ended March 31, 2005, in comparison total loss of $(164,645) for the three months ended March 31, 2004 when the Company discontinued its pre-paid telephone business. A comparison of revenues and expenses for the two periods is as follows:

REVENUES

Revenues for the three months ended March 31, 2005, were $0, and were $0, for the quarter ended March 31, 2004.

SHARES ISSUED FOR SERVICES

During the three month period ended March 31, 2005, the Company authorized the issuance of $311,750 of restricted shares of its common stock for services, compared to $ 0 for the three month period ended March 31, 2004. The shares of its restricted stock were issued as payment of director-officer fees, consulting fees, as note payments, and for merger and financing consulting fees

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $3,398 during the three months ended March 31, 2005 as compared to $0 for the comparable period in 2004. This increase is due to the increased general administrative activity of the Company.

INTEREST EXPENSE

The Company incurred interest expenses of $813 during the three months ended March 31, 2004 as compared to $0 during the comparable period in 2005. This decrease in interest expense is due to lack of loans during the three months ended March 31, 2005.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

We incurred a $(322,802) net loss from continuing operations for the three months ended March 31, 2005 as compared to a net loss of $(1,628) during the comparable period in 2004. This increase in net loss was as a result of the Company's discontinuing of its pre-paid telephone services business in 2004, and an increase in administrative expenses. We incurred a loss from discontinued operations of $0 during the six months ended March 31, 2005, compared to a loss of $(371,165) during the six months ended March 31, 2004 when the Company discontinued its prepaid telephone services business.

REVENUES

Revenues for the six months ended March 31, 2005, were $0 and were $0 for the quarter ended March 31, 2004.

SHARES ISSUED FOR SERVICES

During the six month period ended March 31, 2005, the Company authorized the issuance of $311,750 of restricted shares of common stock for services, compared to $0 from the six month period ended March 31, 2004. The shares of its restricted stock were issued as payment of director-officer fees, consulting fees, as note payments, and for merger and financing consulting fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $3,398 during the six months ended March 31, 2005 as compared to $0 for the comparable period in 2004. This increase is due to increased general activity of the Company.

INTEREST EXPENSE

The Company incurred interest expenses of $0 during the six months ended March 31, 2005 as compared to $1,628 during the comparable period in 2004. This decrease in interest expense is due to the lack of any interest and penalties for bridge loans obtained from related parties incurred during 2004..

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had negative working capital of $108,774 compared to negative working capital of $(122,722) at September 30, 2004.

The ability of the Company to satisfy its obligations will depend in part upon its ability to raise funds through the sale of additional shares of its Common Stock, increase borrowings, and in part upon its ability to reach a profitable level of operations of which there can be no assurance.

The Company's capital resources have been provided primarily by capital contributions from stockholders, stockholder loans, the exchange of outstanding debt into Common Stock of the Company, and services rendered in exchange for Common Stock.

The Company intends to sell its Common Stock and/or borrow additional funds from investors to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debts of The Company.

Income Taxes

The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance.

Per Share Data

The Company lost $0.02 per common share for the quarter ended March 31, 2004 compared to less than one cent for the same period in 2005.

Subsequent Events

Effective May 24, 2005, the Company acquired all of the common stock of MBI Mortgage, Inc. and MBI Mortgage Management Corporation ("MBI" or "Seller"), the ("Transaction"). In connection with the transaction, the Company obtained a loan of $250,000 from Bergstrom Investment Management, LLC (the "BIM Loan"). The proceeds of the BIM loan were used to pay a portion of the purchase price of Seller. The aggregate purchase price was comprised of the following:

      o 4,680,000 shares of the Company's $0.0167 par value common stock ("Common Stock").

      o 850,000 warrants to purchase the Company's Common Stock. Of the 850,000 warrants, 350,000 are at an exercise price of $0.35 per share and 500,000 are at an exercise price of $0.20 per share. All 850,000 warrants have a three-year exercise period.

      o $60,000 promissory note with terms of 10% per annum interest and due and payable in six months.

      o $248,000 of cash, of which $200,000 was paid at the closing of the transaction and $48,000 to be paid at $2,000 monthly for twenty-four months.

Additionally, certain parties agreed to provide required collateral for the closing of the BIM Loan and in consideration, the Company will issue 550,000 warrants to purchase the Company's Common Stock at $0.20 per share to the pledgors. All 550,000 warrants have a three-year exercise period.

In consideration of the above transaction shareholders of record immediately preceding the closing of the Transaction will be issued warrants to purchase shares of the Company's restricted common stock. Accordingly, the Company will issue approximately 1,599,188 warrants to purchase its common stock at an exercise price of $1.00 per share and have an exercise period of one year from the date of issuance. Additionally, the Company will issue approximately 1,599,188 warrants to purchase its common stock at an exercise price of $2.00 per share and have an exercise period of two years from the date of issuance.

Effective June 1, 2005, a majority of the Company's shareholders approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of one-for-fifty. Currently, there are approximately 79,959,423 shares issued and outstanding and after considering the one-for-fifty reverse stock split, but before the issuances pursuant to the Transaction, there will be approximately 1,599,188 shares issued and outstanding.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Effective March 23, 2005 the Board of Directors of the Company authorized the issuance of 18,675,000 shares of its restricted common stock for director-officer fees, consulting fees, note payments, and preferred stock dividends and fees in reliance upon Section 4(2) under the Securities Act of 1933.

      Effective March 23, 2005, the Board of Directors of the Company authorized the issuance of 15,000 ,000 shares of its restricted common stock for merger and financing consulting fees in reliance upon Section 4(2) under the Securities Act of 1933.

      Effective March 23, 2005, the Board of Directors authorized the issuance of 30,000,000 shares of its restricted common stock in connection with the conversion of all of the issued and outstanding preferred stoc k of the Company, in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

      10.1 Purchase Agreement dated May 17, 2005 between Registrant and BHDH Family Partnership, L.P., Rea Brothers, Ltd., JAAVBR, L.P., J2 Family, L.P., Bajjer, LLC and Copano Bay Associates, L.P. is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.2 Assignment of Purchase Agreement of MBI Mortgage Management Corp. dated March 25, 2005 from Bajjer, LLC to MBI Mortgage, Inc. is incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.3 Purchase Agreement dated March 25, 2005 between Bajjer LLC and MBI Mortgage Management Corp., MBI Mortgage Services LTD and Scott Sears is incorporated herein by reference to Exhibit 10.3 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.4 Securities Purchase Agreement dated May 5, 2005 between Registrant and Bergstrom Investment Management, LLC is incorporated herein by reference to
Exhibit 10.4 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.5 Secured Promissory Note dated May 5, 2005 between Registrant and Bergstrom Investment Management, LLC is incorporated herein by reference to
Exhibit 10.5 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.6 Securities Purchase Agreement dated May 24, 2005 between Registrant and SOS Resource Services, Inc. is incorporated herein by reference to Exhibit
10.6 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.7 Secured Subordinated Promissory Note dated May 24, 2005 between Registrant and SOS Resource Services, Inc. is incorporated herein by reference to Exhibit 10.7 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.8 Warrant Agreement between Registrant and for SOS Resources Services, Inc. dated May 24, 2005 is incorporated herein by reference to Exhibit 10.8 to the Form 8-K current report filed by the Company on June 3, 2005.

      10.9 Warrant Agreement dated May 5, 2005 between Registrant and Bergstrom Investment Management, LLC is incorporated herein by reference to Exhibit 10.9 to the Form 8-K current report filed by the Company on June 3, 2005.

      B. Reports on Form 8-K

      The Company did not file any Form 8-K current reports during the three month period ended March 31, 2005.

      The Company did file a Form 8-K current report on June 3, 2005, regarding the Company's acquisition of all of the common stock of MVI Mortgage, Inc. and MBI Management Corporation, a 1-for-50 reverse stock split, a corporate loan, and related matters.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LOCAL TELECOM SYSTEMS, INC.

Date: June 23, 2005

                               By:
                                     -------------------------------------
                                     William R. Miertschin, Chief Executive
                                     Officer and President


                               By:
                                     -------------------------------------
                                     Richard M. Hewitt, Chief Financial Officer