Form 10QSB
period 2005-06-30
LOCAL TELECOM SYSTEMS INC
filed 2005-09-07
CIK 51511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

                        COMMISSION FILE NUMBER: 000-08012

                           Local Telecom Systems, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      75-1310613
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation  or  organization)

                           7738 Forest Lane, Suite 102
                               Dallas, Texas 75230
                    ----------------------------------------
                    (Address of principal executive offices)

                                  972.386.7700
                 ----------------------------------------------
                 Issuer's telephone number, including area code

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,374,188 shares of Common Stock as of August 31, 2005, adjusted to reflect a 1 for 50 reverse stock split.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           LOCAL TELECOM SYSTEMS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

      Consolidated Balance Sheets as of June 30, 2005 (unaudited) and September 30, 2004 (Audited)

      Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004 (unaudited)

      Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004 (unaudited)

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      As used herein, the terms "Company" and LTSI refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2005, statements of operations and statements of cash flows for the interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto.

                           LOCAL TELECOM SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     June 30,      September 30,
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                             $     53,918    $      2,691
  Accounts Receivable                                     9,545              --
  Prepaid Expenses                                        2,771              --
                                                   ------------    ------------
            TOTAL CURRENT ASSETS                         66,234           2,691
                                                   ------------    ------------
FIXED ASSETS                                             44,140              --
                                                   ------------    ------------
OTHER ASSETS
  Goodwill                                              897,184              --
  Other Assets                                            5,976              --
                                                   ------------    ------------
            TOTAL OTHER ASSETS                          903,160              --
                                                   ------------    ------------
            TOTAL ASSETS                           $  1,013,534    $      2,691
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities         $    173,149    $    125,413
  Notes Payable                                         297,350              --
                                                   ------------    ------------
            TOTAL CURRENT LIABILITIES                   470,499         125,413
                                                   ------------    ------------
            TOTAL LIABILITIES                           470,499         125,413
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, par value $.10 per share
   1,000,000 authorized shares, no shares
   outstanding                                               --              --
  Common Stock, par value $.0167, 100,000,000
   shares authorized, 6,374,188 and 1,599,188
   shares issued and outstanding in 2005 and
   2004, respectively                                   106,449          26,706
  Additional Paid-In-Capital                            507,963        (149,428)
  Accumulated Deficit                                   (71,377)             --
                                                   ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        543,035        (122,722)
                                                   ------------    ------------
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY (DEFICIT)       $  1,013,534    $      2,691
                                                   ============    ============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                           LOCAL TELECOM SYSTEMS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2005            2004           2005            2004
                                                       ------------    ------------   ------------    ------------
REVENUES                                               $    565,543    $         --   $    565,543    $         --
COST OF REVENUE
  Telephone Services                                             --              --             --              --
                                                       ------------    ------------   ------------    ------------
            GROSS PROFIT                                    565,543              --        565,543              --
                                                       ------------    ------------   ------------    ------------
EXPENSES
  Legal and Professional Services                            31,500              --         31,500              --
  Depreciation                                                5,700              --          5,700              --
  Loan Production Costs                                      79,579              --         79,579              --
  Consulting                                                  2,500              --          2,500              --
  Rent and Utilities                                         36,479              --         36,479              --
  Salaries, Wages and Transfer Agent Fees                   354,392              --        354,392              --
  Other Selling, General and Administrative Expenses         95,837              --         95,837              --
                                                       ------------    ------------   ------------    ------------
            TOTAL EXPENSES                                  605,987              --        605,987              --
                                                       ------------    ------------   ------------    ------------
            OPERATING LOSS                                  (40,444)             --        (40,444)             --

OTHER INCOME (EXPENSE)
  Interest Income                                               517              --            517              --
  Interest Expense                                          (31,450)             --        (31,450)             --
                                                       ------------    ------------   ------------    ------------
            (LOSS) BEFORE INCOME TAXES                      (71,377)             --        (71,377)             --

INCOME TAXES                                                     --              --             --              --
                                                       ------------    ------------   ------------    ------------
            NET LOSS                                   $    (71,377)   $         --   $    (71,377)   $         --
                                                       ============    ============   ============    ============
BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                                     $      (0.03)   $         --   $      (0.03)   $         --
                                                       ============    ============   ============    ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                                        2,792,938              --      2,076,688              --
                                                       ============    ============   ============    ============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                           LOCAL TELECOM SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Nine Months Ended June 30,
                                                               2005            2004
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                 $    (71,377)   $         --
  Adjustments to Reconcile Net Loss
    to Net Cash Provided (Used) To Operating Activities:
      Depreciation and Amortization                               5,700              --
      Amortization of Loan Discount                              27,800              --
      Stock Issued for Services                                  11,247              --
      Accounts Payable and Accrued Liabilities                  102,857              --
                                                           ------------    ------------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES                               76,227              --
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note Payable Repayment                                        (25,000)             --
                                                           ------------    ------------
            NET CASH USED BY
              FINANCING ACTIVITIES                              (25,000)             --
                                                           ------------    ------------
NET INCREASE IN CASH                                             51,227              --
CASH BALANCE, BEGINNING OF PERIOD                                 2,691              --
                                                           ------------    ------------
CASH BALANCE, END OF PERIOD                                $     53,918    $         --
                                                           ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Paid for Interest                                   $         --    $         --
                                                           ============    ============
  Cash Paid for Income Taxes                               $         --    $         --
                                                           ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
    Preferred Stock converted to Common Stock              $    (60,000)   $         --
    Common Stock Issued in conversion of Preferred Stock         10,020              --
    Change in Additional paid-in-capital due to
      conversion of Preferred Stock                              49,980              --
    Net assets acquired in purchase of subsidiary              (102,816)             --
    Goodwill acquired in purchase of subsidiary                (897,184)             --
    Stock issued in purchase of subsidiary                      740,000              --
    Notes payable issued in purchase of subsidiary              260,000              --
    Issuance of warrants and Common Stock in
      purchase of subsidiary                                     90,450              --
    Discounted notes payable                                    (90,450)             --
                                                           ------------    ------------
                                                           $         --    $         --
                                                           ============    ============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                           LOCAL TELECOM SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: GENERAL

Local Telecom Systems, Inc. (formerly Signature Motorcars, Inc.) (the "Company" or "LTSI") was incorporated in Nevada February 19, 1969, as International Royalty & Finance Co. Prior to the Company's public offering in 1972, the Company changed its name to International Royalty & Oil Co. Controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. on July 10, 1996. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., and the Company. As part of the merger agreement, the Company agreed to change its name to Local Telecom Systems, Inc.

On March 25, 2005, a purchase agreement was executed whereby BAJJER, LLC ("Bajjer") purchased certain assets and the business of MBI Mortgage Services, Ltd. and immediately formed MBI Mortgage, Inc. ("MBI"), a wholly owned subsidiary of LTSI, and assigned its purchase to LTSI for the purpose of merging with LTSI. The financial statements of MBI are consolidated with LTSI in these consolidated financial statements as of June 30, 2005.

NOTE 2: BASIS OF PRESENTATION

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets that raise substantial doubt about its ability to continue as a going concern but the Company believes that there are sufficient resources to remain viable for the next twelve (12) months.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the condensed consolidated financial statements included in the Annual Report on Form 10-KSB of Local Telecom Services, Inc. for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The Company has experienced substantial financial difficulties. However the company has no intention to liquidate. During 2004, the Company discontinued its previous prepaid telephone services to reduce operating losses until other operating alternatives could be considered. The Company has overcome such difficulties by its acquisition of two mortgage services companies and borrowing to finance the acquisitions and for working capital.

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation

                           LOCAL TELECOM SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3: PURCHASE OF SUBSIDIARY

On March 25, 2005, a purchase agreement was executed whereby BAJJER, LLC purchased certain assets and the business of MBI Mortgage Services, Ltd. for a purchase price of $1,000,000 (740,000 shares of Local Telecom Systems, Inc. ("LTSI") common stock valued at $740,000 or sufficient shares to maintain the $740,000 value and a $260,000 note payable). The assets and liabilities of MBI are recorded at fair market value at the date of their acquisition. The acquired assets and liabilities were recorded in the newly formed MBI Mortgage, Inc.

On May 17, 2005, Bajjer assigned its purchase of MBI to LTSI in exchange for 2,730,000 shares of LTSI's common stock. In connection with the acquisition, LTSI obtained a loan of $250,000 from Bergstrom Investment Management, LLC ("BIM") and a loan of $50,000 from SOS Resource Services, Inc. ("SOS"). The proceeds of the BIM loan was used to pay professional fees and a portion of the purchase price of MBI, and the proceeds of the SOS loan were used to pay professional fees and to provide working capital. LTSI issued 95,000 shares of its common stock to one of the loan providers and 1,210,000 shares of its common stock to the guarantors of the loans.

In connection with the acquisition assumption of MBI by LTSI, these transactions occurred:

      o     The issuance of 4,775,000 shares of LTSI's common stock relative to:

                         SHARES ISSUED TO:            NUMBER OF SHARES
                  ------------------------------      ----------------
                  Owners of BAJJER, LLC                   2,730,000
                  Prior Owner of MBI                        740,000
                  Guarantor of Loans                      1,210,000
                  One of the Lenders                         95,000
                                                          ---------
                                                          4,775,000

      o 1,710,000 warrants were issued to purchase LTSI's common stock as follows:

                       WARRANTS ISSUED TO:           NUMBER OF WARRANTS
                  ------------------------------     ------------------
                  Loan Guarantors                         1,050,000
                  Collateral for Loan Providers             660,000
                                                          ---------
                                                          1,710,000

      o $60,000 promissory note with terms of 10% annual interest rate due and payable in six months.
      o     $200,000 of cash was disbursed.
      o LTSI agreed to pay $48,000 in $2,000 monthly consulting fees for twenty-four (24) months.

NOTE 4: REVERSE STOCK SPLIT

On May 4, 2005, a majority of LTSI's shareholders approved a reverse stock split of the issued and outstanding shares of LTSI's common stock by a ratio of one-for-fifty with a record date to be set by the Board of Directors. Also on May 4, 2005, a majority of LTSI's shareholders approved an authorization allowing the Board of Directors to change the name of the corporation.

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

                           LOCAL TELECOM SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6: RESTATEMENT OF SEPTEMBER 30, 2004 STOCKHOLDERS' EQUITY

The stockholders' equity section of LTSI's audited consolidated balance sheet as of September 30, 2004, as presented herein has been restated to reflect the following changes in its equity:

      (1)   A one-for-fifty reverse stock split;

      (2) Conversion of its 600,000 pre-split shares of LTSI preferred stock to 600,000 post split-shares of LTSI common stock;

      (3) Issuance of 673,500 post-split common shares for directors' fees, consulting and financing services, note payments, preferred stock dividends and conversion fees issued at par value ($.0167); and

      (4) Reclassification of LTSI's prior accumulated deficit as required by the reverse merger whereby the subsidiary actually acquired the parent with the subsidiary emerging as the operating entity.

Following is the stockholders' equity section of the September 30, 2004 audited balance sheet as originally reported and as restated for the above changes in equity:

                            As Originally                              As
                               Reported          Adjustments        Restated
                            -------------        -----------      -----------
      Preferred Stock        $    60,000  (2)    $   (60,000)     $        --
      Common Stock               271,950  (1)       (266,511)              --
                                          (2)         10,020               --
                                          (3)         11,247           26,706
      Additional Paid-In-      9,456,612  (1)        266,511               --
         Capital                          (2)         49,980               --
                                          (3)        (11,247)              --
                                          (4)     (9,911,284)        (149,428)
      Accumulated Deficit     (9,911,284) (4)      9,911,284               --
                             -----------         -----------      -----------
                             $  (122,722)        $        --      $  (122,722)
                             ===========         ===========      ===========

NOTE 7: RELATED PARTY TRANSACTIONS

In connection with loans to LTSI used to finance the acquisition of MBI Mortgage Services, Ltd. during the three month period ended June 30, 2005, three stockholders of LTSI that each own more than 10% of the issued and outstanding Common Stock of LTSI provided collateral to the lenders by pledging their shares of Common Stock of LTSI and/or stock of another company to secure such loans. In consideration of their guarantees and collateral, LTSI issued a total of 660,000 warrants to purchase a total of 660,000 shares of Common Stock exercisable at $.20 per share for a term of three years, specifically to Ray Brothers Limited, Concorde Creek Corp., and Corriente Rope Co.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Regarding Forward-Looking Information

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Local Telecom Systems, Inc.'s ("LTSI") future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and LTSI's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although LTSI believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

General Discussion

      During the previous quarter ended March 31, 2005, a purchase agreement was executed whereby BAJJER, LLC ("Bajjer") purchased certain assets and the business of MBI Mortgage Services, Ltd. ("MBI") for a purchase price of $1,000,000 ($740,000 of LTSI's common stock and a $260,000 note payable). The accounts of MBI are recorded based on the assets and liabilities fair market value at the date of their acquisition.

      On May 17, 2005, LTSI acquired all of the common stock of MBI Mortgage, Inc. and MBI Mortgage Management Corporation ("MBI" or "Seller") ( the "Transaction"). In connection with the Transaction, LTSI obtained a loan of $250,000 from Bergstrom Investment Management, LLC (the "BIM Loan") and a $50,000 loan from SOS Resources, Inc. (the "SOS Loan"). The proceeds of the loans were used to pay a portion of the purchase price of Seller. The aggregate purchase price was comprised of the following:

      o     4,775,000 shares of LTSI's common stock ("Common Stock").
      o 1,050,000 warrants to purchase LTSI's Common Stock. Of the 1,050,000 warrants, 350,000 are at an exercise price of $0.35 per share and 500,000 are at an exercise price of $0.20 per share. All 1,050,000 warrants have a three-year exercise period.
      o $60,000 promissory note with terms of 10% per annum interest and due and payable in six months.
      o $248,000 of cash, of which $200,000 was paid at the closing of the Transaction and $48,000, is to be paid at $2,000 monthly for twenty-four months.

      Additionally, certain parties agreed to provide required collateral for the closing of loans and in consideration, LTSI will issue 660,000 warrants to purchase its Common Stock at $0.20 per share to the pledgors. All 660,000 warrants have a three-year exercise period.

      In consideration of the above transaction, shareholders of record immediately preceding the closing of the Transaction will be issued warrants to purchase shares of LTSI's Common Stock. Accordingly, LTSI will issue approximately 1,599,188 warrants to purchase its common stock at an exercise price of $1.00 per share and have an exercise period of one year from the date of issuance. Additionally, LTSI will issue approximately 1,599,188 warrants to purchase its Common Stock at an exercise price of $1.00 per share, and have an exercise period of two years from the date of issuance.

      Effective May 25, 2005, a majority of the LTSI's shareholders approved on May 4, 2005 a reverse stock split of the issued and outstanding shares of its Common Stock by a ratio of one-for-fifty. Currently, there are approximately 79,959,423 shares issued and outstanding as of August 31, 2005, and after considering the one-for-fifty reverse stock split, but before the issuances pursuant to the Transaction, there will be approximately 1,599,188 shares issued and outstanding once the reverse split is effective.

      Prior to the above-mentioned acquisition, the primary focus of LTSI for the past two years was several attempts to secure necessary funding for the expansion of the prepaid telephone business. Unfortunately, LTSI was only able to secure limited funding in August 2003. However, additional funding, for LTSI failed to materialize. The delay and limited funding caused LTSI to lose a significant portion of its customer base, plus certain licenses expired in various states. Revenues of LTSI declined as a result of not having the available working capital to promote and advertise its services.

      Because of the lack of working capital, on June 30, 2004, LTSI discontinued to offer its prepaid telephone services through Local Telecom Service LLC and took the necessary steps to limit liabilities and expenses for LTSI as it began the process to change business direction. LTSI is now engaged in the business of mortgage loans.

      LTSI is now engaged in the mortgage loan business.

                           LOCAL TELECOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         JUNE 30,                                JUNE 30,
                                ------------------------    ---------------------------------------------------
                                             PREDECESSOR    PREDECESSOR                             PREDECESSOR
                                   LTSI       OPERATIONS     OPERATIONS      LTSI        TOTAL       OPERATIONS
                                   2005      2004 NOTE 3       NOTE 1       NOTE 2        2005      2004 NOTE 3
                                -------------------------------------------------------------------------------
REVENUE                         $ 565,543    $   535,004    $   404,605   $ 565,543    $ 970,148    $   994,579
                                -------------------------------------------------------------------------------

COSTS AND EXPENSES
   LOAN PRODUCTION COSTS           79,579         96,077         59,374      79,579      138,953        138,430
   SALARY, WAGES AND BENEFITS     353,792        362,646        244,313     353,792      598,105        670,739
   OTHER SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES      105,114         94,029         75,768     105,114      180,882        182,775
   CORPORATE EXPENSES              67,502             --             --      67,502       67,502             --
                                -------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES          605,987        552,752        379,455     605,987      985,442        991,944
                                -------------------------------------------------------------------------------

OPERATING (LOSS) INCOME           (40,444)       (17,748)        25,150     (40,444)     (15,294)         2,635

OTHER INCOME (EXPENSE)
   INTEREST INCOME                    517              4             15         517          532              6
   INTEREST EXPENSE               (31,450)            --             --     (31,450)     (31,450)            --
                                -------------------------------------------------------------------------------
      NET (LOSS) INCOME         $ (71,377)   $   (17,744)   $    25,165   $ (71,377)   $ (46,212)   $     2,641
                                ===============================================================================

NOTES:
(1)   Represents predecessor operations for January 1, 2005 through March 31,
      2005.
(2)   Represents LTSI's operations for the period April 1, 2005 to June 30,
      2005.
(3) Represents the operations of the predecessor (MBI Mortgage Services, Ltd.) for the three-month and six-month periods ended June 30, 2004.

RESULTS OF OPERATIONS

      The following discussion and analysis of the financial results of operations should be read in conjunction with the above table. This table provides comparison information for both three and nine month operations during 2004 and 2005 as if MBI had been owned by the Company during both periods.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO JUNE 30, 2004

REVENUES. The Company had revenues of $565,543 during the three months ended June 30, 2005, compared to $535,004, for the three months ended June 30, 2004, a $30,539 decrease representing less than a 6% change in revenues.

COSTS AND EXPENSES. The expenses of the Company increased from $552,752 during the three months ended June 30, 2004 to $605,987 during the three month period ended June 30, 2005. This 10.4% increase was due to an increase in the corporate expenses of $67,502, related to the merger with MBI.

NET INCOME (LOSS). The Company realized a net loss of ($71,377) during the three months ended June 30, 2005; compared to a net loss of ($17,744) during the three month period ended June 30, 2004. This increase in the net loss was a result of the increased expenditures associated with the merger and related interest expenses.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2005 TO JUNE 30, 2004

REVENUES. The Company had revenues of $970,148 during the nine months ended June 30, 2005, compared to $994,579 for the nine months ended June 30, 2004 representing a decrease in revenues of 2.5%.

COSTS AND EXPENSES. The Company's expenditures in salary, wages and benefits decreased from $670,739 to $598,105 for the nine-month periods ended June 30, 2004 and June 30, 2005, respectively. This decrease is primarily related to lower payroll taxes because of a reduction in loan volume and the classification of employee commissions during the period. The total expenses of the Company decreased from $991,944 during the nine months ended June 30, 2004 to $985,442 during the nine month period ended June 30, 2005.

NET INCOME (LOSS). As a result of the increased business activity generated by the mortgage loan operations of its recently acquired Subsidiaries, the Company realized a net loss of ($46,212) during the nine months ended June 30, 2005, compared to a net gain of $2,641 during the nine month period ended June 30, 2004.

      The discussion and analysis of the financial condition and results of LTSI operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This consolidated discussion contains forward-looking statements that involve risks and uncertainties. LTSI actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this report.

ASSETS AND LIABILITIES.

      The Company had a significant increase in the Company's assets because of its acquisition of MBI operations acquired during the quarter ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES.

      At June 30, 2005, LTSI had a cash balance of $53,918, which may be insufficient to meet its cash liquidity needs during the third fiscal quarter of 2005. The Company's ratio of current assets to current liabilities on June 30, 2005 was $66,234 to $470,499 representing a ratio of .14 to 1. LTSI intends to seek private investment capital to increase its liquidity and capital resources during fiscal 2005 by selling its Common Stock and Preferred Stock and by borrowings. No assurance can be made that the Company will be successful in securing financing on satisfactory terms which could adversely affect the Company's earnings. Lack of funding would dramatically effect the Company's acquisitions planned over the next twelve months.

CASH FLOW OPERATING ACTIVITIES.

      The Company had net cash provided from operating activities of $76,227 during the three month period ended June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, LTSI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of LTSI's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, LTSI's Chief Executive Officer and the Chief Financial Officer concluded that LTSI's disclosure controls are effective in timely alerting them to material information relating to LTSI (including its consolidated subsidiaries) required to be included in LTSI's periodic SEC filings. There have been no significant changes in LTSI's internal controls or in other factors, which could significantly affect internal controls subsequent to the date LTSI conducted its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30, 2005, LTSI issued 4,775,000 shares of its restricted Common Stock in connection with its acquisitions of 100% of the outstanding stock of MBI Mortgage, Inc. and MBI Mortgage Management Corporation. LTSI also issued warrants to purchase 1,050,000 shares of restricted Common Stock during a term of three years, of which 350,000 warrants are exercisable at $.35 per shares and 700,000 are exercisable at $.20 per shares. LTSI also issued warrants to purchase 660,000 shares of restricted stock exercisable at $.20 per share for a term of three years to persons that provided collateral for borrowings to complete these acquisitions. In connection with these acquisitions, LTSI relied upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 4, 2005, the stockholders of LTSI executed a written consent signed by the holders of the majority of its issued and outstanding stock, and the stockholders authorized a one-for-fifty reverse stock split of the Common Stock of LTSI and authorized a change in the name of LTSI to Signature, Inc.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REJPORTS ON FORM 8-K

(a)   EXHIBITS

10. Material Contracts

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

FORM 8-K

      LTSI filed a Form 8-K current report (Item 2.01, Item 8.01, and Item 9.01) regarding its acquisitions of MBI Mortgage, Inc. and MBI Mortgage Management Corporation on May 24, 2005.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOCAL TELECOM SYSTEMS, INC.
                                            (Registrant)


                                          -------------------------------------
Date: September 6, 2005                   William R. Miertschin
                                          Chief Executive Officer and President