Form 10KSB
period 2005-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-02-16
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
Commission file number: 2-42114

Local Telecom Systems, Inc.
(Name of Small Business Issuer in Its Charter)

State of Nevada	75-1310613
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1845 Woodall Rodgers, No. 1225
Dallas, Texas 75201
(Address of Principal Executive Offices)
Issuer’s Telephone Number including Area Code:
(214) 468-0000
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0167
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State the issuer’s revenues for its most recent fiscal year. $1,081,626
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $812,262
      The number of shares outstanding of the Registrant’s common stock on September 30, 2005, was 79,959,423. The Company also had 100,000 shares of preferred stock outstanding as of September 30, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting are incorporated by reference into Part III.
      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

FORWARD-LOOKING STATEMENTS
      This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	changes in tax legislation;

•	federal and state regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on the services of key personnel;

•	our dependence on persistency of existing business;

•	risks associated with acquisitions;

•	significant intangible assets; and

•	our dependence on information processing systems and risk of errors or omissions.
      If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-KSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-KSB including under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-KSB which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

ITEM 1.	BUSINESS
(a) Business Development
      Local Telecom Systems, Inc (“LTSI” or the “Company”) was organized on February 19, 1969 as a corporation under the laws of the State of Nevada as International Royalty & Finance Co., Inc. for the purpose of exploration for oil and gas.
      On December 23, 1971, the Company changed its name to International Royalty & Oil Co., Inc.
      On July 10, 1996, the Company changed its name to Signature Motorcars, Inc.
      On August 30, 2002, the Company merged with Local Telecom Systems, Inc. and changed its name to Local Telecom Systems, Inc. Subsequent to the merger the Company, through its relationship with Local Telecom Service LLC, offered local and long distance telephone service. The Company purchased phone services at discounts and resold the service on a prepaid basis. Attempts to secure necessary funding for the expansion of the prepaid telephone business failed to materialize, and the Company lost a significant portion of its customer base and licenses. As a result, on June 30, 2004, the Company discontinued offering prepaid telephone services through Local Telecom Service LLC and took the necessary steps to limit liabilities and expenses.
      From July 2004 until April 2005, the Company concentrated on locating a suitable acquisition and/or merger partner.
      On December 31, 2004, the Company reported outstanding Common Stock of 16,284,423 shares. On May 25, 2005 the Company reported total Common Stock outstanding of 79,959,423 shares. The increase occurred as a result of a Board of Directors’ resolution effective March 23, 2005 that the following restricted Common Stock be issued, and were issued subsequent to the end of the quarter ended March 31, 2005.

a) 18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees.

b) 15,000,000 shares for consulting on acquisitions and financing.

c) 30,000,000 shares to reconvert the outstanding preferred stock to common shares.
      On May 25, 2005, a majority of the Company’s shareholders approved a reverse split of the issued and outstanding shares of the Company’s Common Stock by a ratio of one-for-fifty. At that time, there were 79,959,423 shares issued and outstanding. After considering the one-for-fifty reverse stock split there will be approximately 1,599,188 shares issued and outstanding owned by those stockholders once the reverse stock split has regulatory approval. Subsequent to such approval, the split will become effective and all subsequent share transactions will be issued.
      All common and preferred shares of Registrant’s stock referred to in this document or the contracts, agreements, compensation or issuances associated with this document refer to post-split shares unless otherwise noted or previously issued.
      On May 24, 2005, the Company acquired all of the outstanding common stock of MBI Mortgage Inc. and MBI Mortgage Management Corporation (“MBI”) from Bajjer, LLC (“Bajjer”). Bajjer is a limited liability company owned by certain officers, directors and beneficial owners of the Company. MBI is a Houston, Texas residential mortgage broker and loan originator. The purchase price was $2,777,499.
      On May 25, 2005, in consideration of the above MBI acquisition and contemporaneously with the one-for-fifty stock split, shareholders of record immediately preceding the closing of the MBI acquisition were issued warrants to purchase shares of the Company’s Common Stock. Accordingly, the Company issued approximately 1,599,188 warrants to purchase its Common Stock at an exercise price of $1.00 per share and have an exercise period of one year from the date of issuance. Additionally, the Company issued approxi-

mately 1,599,188 warrants to purchase its common stock at an exercise price of $2.00 per share and have an exercise period of two years from the date of issuance.
      On September 23, 2005, effective July 1, 2005, the Company ratified and executed a Consulting Agreement with Bajjer relating to services provided by Bajjer to the Company. This Consulting Agreement requires a cash payment of $325,000 payable prior September 30, 2006, and an ongoing participation of ..18% (.0018) of the Company’s loan volume. Bajjer is a limited liability company controlled by certain officers, directors and beneficial owners of the Company.
      On September 26, 2005, the Company entered into an investment banking agreement with Spencer Clarke, LLC (“Spencer Clarke”), and engaged Spencer Clarke to be an independent consultant and exclusive agent for a proposed private offering of securities, on a “best efforts” basis, for $1,600,000 and a subsequent $10,000,000 equity placement to fund the Company’s growth. Through December 31, 2005, Spencer Clarke has raised a total of $250,000 for which it has received a commission of $30,000.
      On September 30, 2005, the Company acquired the business of Lakeview Mortgage (“Lakeview”) of Conroe, Texas. The aggregate purchase price was $285,000.
      Effective September 30, 2005, the Company acquired the business of Northland Funding (“Northland”) of Austin, Texas. Northland is in the residential mortgage and loan origination business. The aggregate purchase price was $840,000.
(b) Business of the Issuer
      With the acquisitions of MBI, Lakeview and Northland Funding, through its subsidiary MBI Mortgage, Inc., the Company has entered the residential mortgage brokerage and loan origination business.
Mortgage Brokerage
      Mortgage brokerage, or origination, involves the arranging of a mortgage loan by which the borrower (mortgagee) can either purchase a new residence or refinance an existing residence. The arrangements are made by a licensed broker who, for a fee, matches the credit worthiness of the borrower and the borrower’s property with funds from a lending source, providing the financing is an amount and on terms, acceptable to the borrower. For this service, the broker is paid a commission, a percentage of the total loan at present, the average commission paid to loan brokers or originators is approximately 2%.
      Relevant statistics regarding mortgage brokerage and origination are:

•	There are approximately of 40,000 Small and Medium Enterprise (SME) mortgage brokers in the United States.

•	Licensing is state issued and controlled and licenses can take 6 to 9 months to obtain.

•	Approximately 73% of all mortgage originations in the US are through a mortgage broker.
Mortgage Banking
      Mortgage banking generally involves the origination or purchase of residential mortgage loans for sale in the secondary mortgage market.
      The secondary mortgage market and its evolution have been significantly influenced by government-sponsored enterprises: Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and a government agency, Government National Mortgage Association (“Ginnie Mae”).
      Mortgage bankers sell their loans to loan investor companies or directly to Fannie Mae and Freddie Mac either as whole loans or — more typically — as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, mortgage bankers can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the mortgage banker must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac, or by the Federal Housing Administration, in the case of Ginnie Mae. The loans that the Company originates are first mortgages secured by single-family residences (defined as one to four unit dwellings.)
Acquisition Strategy
      Consolidation among mortgage originators is not an uncommon strategy in the US. For example, in the first quarter of 2004, the twenty-five largest mortgage originators controlled 76% of the market, from 39% in 1995.
      The Company feels mortgage brokers are moving to mortgage vouchers to keep pace with a fast moving and constantly changing mortgage lending environment. In increasing numbers, mortgage brokers today must compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans.
      The size of the US market per annum breaks down as follows:

Purchase Market	$1,585	Billion
Refinance Market	1,270	Billion
Home Equity Market	370	Billion
Total Consumer Lending Market:	$3,225	Trillion
      Source: Mortgage Bankers Association of America, 2005.
      Additional favorable domestic industry characteristics include the following:

•	Housing construction over the next 10 years is anticipated to exceed that of the previous 10 years. According to State of the Nations Housing, Harvard University, 2004, the total number of new homes expected to be built between 2005 and 2015 is 18.5 million to 19.5 million residences.

•	Automation has accelerated loan and mortgage approvals, lowered costs, and expanded access to credit. Multiple mortgage products with different amortization lengths, loan terms, and repayment privileges have helped to keep many more consumers in the market.
      The Company’s acquisition strategy is to aggressively buy complementary brokers to put into its banking operation. The Company’s model calls for the acquisition of four profitable mortgage companies a year.
      Target acquisitions for the Company will be located in Texas and the Southwestern states, plus Florida; however, the Company also plans to be licensed in at least the following five sizable US markets in 2006; namely, New York, Pennsylvania, Ohio, Illinois and California.
      The following is a breakdown of LTSI’s business portfolio identified as its acquisition strategy focus:

1. Traditional Mortgage Broker Operations — There are approximately 44,000 small to medium sized mortgage brokers from whom the majority of consumers transact mortgage purchases in their local market. Typically, these establishments do the most efficient job of guiding consumers through the mortgage process. In addition to servicing their established customers, these operations may call on local real estate agents, builders, etc. who have first contact with ready consumers in their area.

2. Internet Mortgage Originations — Internet mortgage originations are a growing trend in the US, as consumers become more comfortable with Internet driven mortgage transactions. Although margins usually range around 50% and have lower closing ratios and sales revenues, this model serves a unique, growing customer segment and drives strong brand awareness.

3. High-End Mortgage Capabilities — With this capability, the company can recruit the best talent in the industry with large value/high credit customers (A and Alt-A Paper) and established books of business. This ability allows the company to bring on seasoned loan officers with favorable commission splits who can significantly impact production.

4. Specialty Niches (Non-Warrantable Condos) — LTSI has identified several opportunities to leverage this business model with several lenders/investors of high rise condominiums, who are seeking a joint venture partner to provide mortgage banking capabilities on warrantable and non-warrantable condos along the East Coast.

5. “Direct to the Consumer” — It is believed home mortgage applicants with low income and/or less-than-perfect credit pay lower financing costs when they obtain their mortgages through brokers rather than lenders. This rapidly expanding sector does approximately 50% B, C & D paper, and 50% refinanced equity, primarily to Hispanics throughout South Texas. The Company specializes in proven non-traditional solicitations, including broadcast e-mails, newspaper advertising, direct mail, apartment-owner to homeowner programs, etc. that could be replicated in similar demographic markets.
Employees
      The Company employs approximately fifty to sixty employees, depending on seasonality, at its mortgage origination offices, and three at its Corporate office.
Competition
      The mortgage brokerage and mortgage banking business is highly competitive, and there are a number of companies with greater financial resources and longer experience than the Company.
      The Company’s success is highly dependent on the execution of its acquisition strategy.
Government Regulation
      The mortgage brokerage and banking industry is highly regulated:

•	Mortgage brokers are licensed by their state of domicile

•	Mortgage banking is regulated by federal and state banking laws

•	Mortgage lending is regulated by a number of federal and state consumer protection laws
RISK FACTORS
      You should carefully consider the risks described below together with the other information contained in this 10-KSB before making a decision to invest in our Common Stock. The risks described below are not the only risks we face. Additional risks and uncertainties of which we are unaware or currently believe may be immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

WE ARE DEPENDENT UPON THE SUCCESS OF OUR PRIVATE PLACEMENT EFFORTS TO REPAY OUR SHORT-TERM OBLIGATIONS AND CONTINUE IN BUSINESS.
      Our MBI Mortgage subsidiary does not generate sufficient cash flow to repay acquisition indebtedness and sustain the parent company’s cost of operations. Unless our efforts to obtain the $1.6 million private placement funds are successful, we may not be able to remain in business.
                  WE MAY NOT HAVE ADEQUATE CASH TO FUND OUR OPERATIONS.
      Our business operations require continued access to adequate cash to fund, purchase and make mortgage loans, to pay interest on and repay, our debts and to pay general and administrative expenses. While the Company does not presently securitize its loans or accept risk on non-performance after the first few months, our vendors require certain levels of capitalization to obtain competitive pricing and execution. An equity shortage could reduce the availability of warehouse credit lines to finance first mortgage loans, home equity loans and high loan-to-value loans prior to their sale.

                  OUR LACK OF OPERATING HISTORY MAKES EVALUATION OF OUR BUSINESS DIFFICULT.
      We were formed in May, 2005. We are at an early state of development and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. In addition, our early stage of development means that we may have less insight into how market and technology trends may affect our business.
                  CHANGES IN INTEREST RATES MAY HARM OUR RESULTS OF OPERATIONS.
      Our results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. For example, a substantial or sustained increase in interest rates would increase our borrowing costs and reduce the volume of mortgage loans that we expect. Interest rate fluctuations may reduce the spread between the interest rates on our borrowings and the interest rates on our mortgage loans and thereby reduce our earnings.
                  AN ECONOMIC SLOWDOWN OR RECESSION COULD REDUCE THE DEMAND FOR OUR MORTGAGE LOANS AND HARM OUR OPERATING RESULTS.
      Our earnings depend to a large degree on the continued demand for mortgage loans. An economic slowdown would curtail that demand and reduce our revenues and earnings. Foreclosures and resulting losses generally increase during economic slowdowns or recessions. Periods of economic slowdown or recession may also reduce real estate values, limiting the home equity available to borrowers.
                  FAILURE TO RENEW OR OBTAIN ADEQUATE FUNDING UNDER WAREHOUSE FACILITIES AND REPURCHASE AGREEMENTS MAY HARM OUR LENDING OPERATIONS.
      We depend on our warehouse lines of credit to fund our loan production. If we are unable to obtain warehouse funding, we may not be able to produce enough loans to operate profitably. We would then seek out other sources of liquidity, but additional financing may not be available on favorable terms, or at all. If we are not successful in maintaining or replacing existing financing or obtaining additional financing, it would hurt our revenues and earnings.
                  AN INTERRUPTION OR REDUCTION IN THE SECURITIZATION AND WHOLE LOAN MARKETS WOULD HURT OUR FINANCIAL PERFORMANCE.
      In order for us to continue our mortgage loan origination and purchase operations, we must be able to sell the mortgage loans we make in the securitization and whole loan markets. We use the cash proceeds from these sales to pay down our warehouse and repurchase facilities and make new mortgage loans. The value of our mortgage loans depends on a number of factors, including general economic conditions, interest rates and governmental regulations. In addition, we rely on institutional purchasers, such as investment banks, financial institutions and other mortgage lenders, to purchase our mortgage loans in the whole loan market and the bonds issued in securitization transactions.
                  IF WE ARE UNABLE TO SELL A SIGNIFICANT PORTION OF OUR MORTGAGE LOANS ON AT LEAST A QUARTERLY BASIS, OUR EARNINGS WOULD DECREASE.
      We earn part of our income on our mortgage loans when they are sold. Our strategy is to sell all of the mortgage loans. However, market and other considerations could affect the timing of the sale of our mortgage loans. If we are not able to sell all of the mortgage loans that we make during the quarter in which the loans are made, we may not be profitable for that quarter.
                  WE MAY BE REQUIRED TO REPURCHASE MORTGAGE LOANS OR INDEMNIFY INVESTORS IF WE BREACH REPRESENTATIONS AND WARRANTIES OR IF THE BORROWER DEFAULTS.
      We make representations and warranties to the purchaser of our mortgage loans regarding compliance with laws, regulations and program standards and the accuracy of information. We are required under agreements governing our securitization transactions and whole loan sales to repurchase or replace mortgage loans which do not conform to the representations and warranties we make at the time of sale. Also, we may be obligated, in certain whole loan sales, to buy back mortgage loans if the borrower defaults on the first payment of principal and interest due. Such repurchase obligations could hurt our earnings and have a material adverse effect on our financial position.
                  IF WE ARE UNABLE TO COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS, OUR ABILITY TO MAKE MORTGAGE LOANS MAY BE RESTRICTED.
      Our operations are subject to extensive regulations, supervision and licensing by federal, state and local governmental authorities. Our operations are also subject to various laws, regulations and judicial and administrative decisions. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on mortgage loan applicants, regulate collection, foreclosures and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.
                  CHANGES IN THE MORTGAGE INTEREST TAX DEDUCTION COULD DECREASE OUR LOAN PRODUCTION.
      Members of Congress and government officials have considered the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of our mortgage loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this change. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for mortgage loans of the kind offered by us.
                  OUR INDUSTRY IS HIGHLY COMPETITIVE, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO GROW OUR CUSTOMER BASE AND GENERATE SALES.
      The target markets for the products we are developing are competitive. We expect competition from numerous companies in each of the markets in which we intend to participate. Our competition consists of numerous well funded competitors such as banks, national mortgage companies, national real estate brokerage companies and even some broker dealers.
      We are dependent on our management. The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, William Miertschin, Patrick Q. McGeeney and John A. Farkas. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.
      The marketability of our Common Stock could become jeopardized. There is no assurance that the Company will be able to maintain its reporting status with the Securities Exchange Commission, NASD or other regulatory bodies. Because of the Company’s lack of sufficient funds to perform timely audits and filings, the Company could become delinquent in its reporting and therefore be subject to de-listing on the NASDAQ Bulletin Board Quotation System.

ITEM 2.     PROPERTIES
      The following table sets forth information with respect to the principal facilities used in our operations, all of which are leased.

	Current
	Monthly	Square
Practice-Location	Rent	Footage	Lease Expires

Executive offices, Dallas, Texas	$4,027	2,500	May 2008
Mortgage banking, Austin, Texas	$11,800	8,000	December 2007
Mortgage brokerage, Conroe, Texas	$3,500	4,500	September 2008
Mortgage brokerage, Laredo, Texas	$1,351	1,200	December 2006
ITEM 3.     LEGAL PROCEEDINGS
      As of September 30, 2005, there were no legal proceedings to which the Company was a party, and no litigation is known to be pending against the Company.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of our security holders, through the solicitation of proxies or otherwise.
PART II
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
      The Company’s shares became listed on the Electronic Bulletin Board in March 2003. The Company’s shares have traded as high as $0.11 and as low as $0.03 per share from March 2005 to February 2006. The shares are traded under the symbol “LTSY” (“LTSYE”) for the shares (11,603,752 shares) held by non-affiliates of the Registrant on September 30, 2004. On February 8, 2006, the stock price was $0.08 (last trade).
      On September 30, 2005, the Company had 79,959,823 shares issued and outstanding, of which the Company believes it has 8,844,906 shares that can be sold pursuant to Rule 144 under the Securities Act, of which 711,405 shares are held by officers and directors.
(b) Holders
      The approximate number of security holders of record of the Company’s common stock on February 14, 2006, was 1,500. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.
      During the fiscal year ended September 30, 2004, the Company engaged a private research firm to attempt to locate lost shareholders of record. This research aided the Company in locating approximately 350 lost shareholders.
(c) Dividends
      The Company did not declare a cash dividend or pay dividends during the fiscal year ended September 30, 2005.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
      The Company currently does not have any securities authorized for issuance under any Equity Compensation Plans.

Issuance of Unregistered Shares
      There has been no issuances of unregistered shares since the Company’s last report on Form 10-QSB for the quarter ended June 30, 2005.

ITEM 6.	PLAN OF OPERATIONS
Disclosure Regarding Forward-Looking Statements
      This Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.
General Discussion
      The primary focus of the Company for the past two years ended September 30, 2003 and 2004, was securing the necessary funding for the expansion of the prepaid telephone business. Because of the lack of such funding, on June 30, 2004, the Company discontinued to offer its prepaid telephone services and took the necessary steps to limit liabilities and expenses.
      With the acquisition of MBI Mortgage Services, Ltd. as of April 1, 2005, the Company entered the residential mortgage origination and banking business.
Acquisitions
      Pursuant to the acquisition strategy, the Company made the acquisition during the period ended September 30, 2005.

•	On March 25, 2005, and effective April 1, 2005, the Company acquired all of the outstanding Common Stock of MBT, Mortgage Services Ltd. for a total price of $2,777,499 — $308,000 in notes and $2,469,499 of LTSI Common Stock

•	On September 30, the Company acquired all of the business, assets and goodwill of Lakeview Mortgage, Inc. for a total price of $285,000 — $25,000 in notes and $260,000 of LTSI Common Stock

•	On September 30, 2005, the Company acquired all of the business, assets and goodwill of Northland Funding, Inc. (“Northland”) for a total price of $840,000 — $200,000 in notes and $640,000 of LTSI Common Stock
      Because the Lakeview and Northland acquisitions occurring on the last day of the fiscal year, only MBI’s results are reflected in the consolidated statement of operations.
Results of Operations
      For the period March 25, 2005 (inception) to September 30, 2005, consolidated operating results were:

• Revenue	$1,081,625
• Operating loss	1,543,467
• Net loss	$(2,454,224)
• Per common share	$(.33)

      Operating results were significantly affected by the issuance of 32,575,000 shares of the Company’s Common Stock in settlement of prior obligations to certain officers and donations for executive services and consulting fees. The cost of this non-securing expense was $3,583,251. In addition, the Company expensed $353,400 for the value of stock purchase warrants issued to certain lenders in connection with our acquisition program. Finally, the Company incurred a one-time charge of $800,000 in connection with the settlement of an obligation incurred by a Company executive prior to his employment by the Company.
      On an operating basis, MBI’s results for the period April 1, 2005 (effective date of the acquisition) to September 30, 2005 were:

Revenues	$1,081,616
Loss from operations	$(13,564)
Income Taxes
      The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance. See Note 4 to Financial Statements for additional disclosure.
Liquidity and Capital Sources
      The Company is dependent upon two sources of liquidity and working capital.

•	The acquisitions are totally dependent on internally generated cash flow to sustain their operations and meet their obligations. The Company cannot be expected to finance its operating subsidiaries.
      We can offer no assurance the acquisitions will generate sufficient cash flow to sustain themselves.

•	The Company is totally dependent on the success of the capital raising efforts to sustain its operations and complete its acquisition program.
      The Company has engaged Spencer Clark, LLC (“Spencer”) to secure

•	$1,600,000 of short-term private placement financing

•	$10,000,000 of follow-on equity financing
      At December 31, 2005, Spencer had raised a total of $250,000 for $233,000 net of conversions to the Company.
      We can offer no assurances Spencer will be successful in its capital raising efforts or that the Company will secure other sources.

•	At September 30, 2005, the Company was obligated in the amount of $683,000 on short-term notes. Subsequent to September 30, 2005, several of these notes went into default, and the Company was successful in negotiating extensions of the notes in exchange for the issuance of additional Common Stock and Common Stock purchase warrants to the Noteholders
      We can offer no assurance the Company will continue to negotiate extensions of the notes or that the note holders will not avail themselves of their legal proceedings.

ITEM 7.	FINANCIAL STATEMENTS
      The financial statement information for LTSI is set forth immediately following the signature of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      On May 1, 2005, Clyde Bailey, P.C., resigned and ceased its relationship with us upon completion of the annual audit for our fiscal year ended September 30, 2004. The report of Clyde Bailey, P.C. on our consolidated financial statements for the year ended September 30, 2004, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there have been no disagreements with Clyde Bailey, P.C. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Clyde Bailey, P.C. would have caused it to make reference thereto in its reports on the consolidated financial statements for such periods; and there have been no matter that was the subject of a reportable event.
      On May 1, we engaged Killman Murrell & Company P.C. to serve as our independent public accountants for the year ending September 30, 2005. Killman Murrell & Company P.C. report for the year ended September 30, 2005, is on page      of this Form 10KSB.

ITEM 8A.	CONTROLS AND PROCEDURES
      (a) Evaluation of Disclosure Controls and Procedures:
      The Company has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.
      (b) Changes in Internal Controls:
      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
      The following are the officers and directors of the Company as of February 15, 2005:

		Date First
Name	Age	Elected	Term	Position

Bruce A. Hall	48	2005	1 year	Director
Richard M. Hewitt	68	2002	1 year	Secretary, CFO, Director
William R. Miertschin	58	1997	1 year	Chairman of the Board
Patrick A. McGeeney	56	2005	1 year	President, CEO, Director
      Bruce A. Hall, Director, of Dallas, Texas, is, CFO of RG America, Inc. (OTCBB: RGMI) and is a senior financial executive with extensive experience as a CFO and in related financial management positions in the real estate development, energy, consulting and manufacturing industries. He has held senior level positions at Recognition Equipment, Inc., Harris Adacom Corporation and Probex Corporation. He has also been a senior financial and management consultant, multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP. Mr. Hall holds both CPA (Certified Public Accountant) and CMA (Certified Management Accountant) designations and is a graduate of the University of Texas at Austin. Mr. Hall is the Chair of RG America’s Audit Committee.
      Richard M. Hewitt, of Trophy Club, Texas, Director and CFO, is a sole practitioner attorney specializing in securities law with offices in Trophy Club. A native of Michigan, he is a 1958 graduate of Grinnell College, Grinnell, Iowa, with an AB degree in Political Science. Mr. Hewitt holds an LLB degree from Southern Methodist University, School of Law, Dallas, Texas (1963). He is licensed to practice law in Texas and in various federal district courts and before the U.S. Supreme Court (1967).
      William R. Miertschin, Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. He graduated in 1972 from the University of Texas at Austin, with a BA in Mathematics. Since 1997, Mr. Miertschin has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities. Mr. Miertschin is also currently serving as the President of three of the former subsidiaries of the Company. See Item 13 “Certain Relationships and Related Transactions.”
      Patrick A. McGeeney, President, Chief Executive Officer and Director, of Dallas, Texas, served for four years as CEO of Availent Financial, a ten state mortgage operation that specialized in mortgage joint ventures for real estate agencies and homebuilders. Previously, Mr. McGeeney for three years served as COO of Realtec Real Estate Corporation, a real estate franchise with a mortgage operation component. Mr. McGeeney also worked for Young and Rubicam in their special bank marketing division for two years. Mr. McGeeney graduated from Southern Methodist University in 1970 and currently serves on the Associate Board of the SMU Cox School of Business.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely on a review of reports filed with the Company, several persons (William Miertschin and Richard M. Hewitt) have not filed all reports regarding transactions in the Company’s securities required to be filed pursuant to Section 16(a) under the Securities Exchange Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION
      The Company’s total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee. The following are the salaries for the officers of the Company.
      The Directors of the Company, William R. Miertschin, Patrick Q. McGeeney, Bruce A. Hall and Richard M. Hewitt, all receive 30,000 shares of restricted common stock and $6,000 per year as compensation for their services as directors plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company’s common stock (79,959,423 shares) and voting shares on February 15, 2006:

	Name and Address	Number of		Percent
Title of Class	of Beneficial Owner	Shares Owned		of Class

Common Stock $0.0167 Par Value	Corriente Rope Co., Inc. P.O. Box 607 Albany, Texas 76430	15,000,000		18.5%
Common Stock $0.0167 Par Value	Amber G. Smith 6867 Anglebluff Circle Dallas, Texas 75248	26,302,800	*	32.8%
Common Stock $0.0167 Par Value	Stephen Grosberg 601 E. 20th St. #8C New York, New York 10010	6,672,000	**	8.3%
Common Stock $0.0617 Par Value

*	Amber G. Smith’s holdings include 26,000,000 shares of common stock owned by Concord Creek Corp. of which she is CEO and a Director.

**	Stephen Grosberg’s holdings include 160,000 shares of common stock owned by Stephen and Charles and Nettie Grosberg Foundation and 1,032,000 shares of common stock owned by Stephen Grosberg, custodian for Catherine Grosberg. Mr. Grosberg controls these entities.
Executive Officers and Directors

Common Stock $0.0167 Par Value	William R. Miertschin 7738 Forest Lane #102 Dallas, Texas 75230	7,308,963	*	9.1

Common Stock $0.0167 Par Value	Richard M. Hewitt 202 Fresh Meadow Drive Trophy Club, Texas 76262	2,017,242	**	2.5

All Directors and Officers as a group (2 persons)		9,326,205		11.6

*	William R. Miertschin’s holdings include 2,000,000 shares of common stock owned by Cumberland Continental Corp. of which Miertschin is CEO and a Director.

**	Richard M. Hewitt’s holdings include 64,657 shares of common stock owned by Richard M. Hewitt, P.C. of which Hewitt is the principle.
      Changes in Control of Issuer:
      No changes occurred during the year ended September 30, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The Company entered into a series of agreements with Michele Krajicek McGeeney, Bergstrom Management, L.L.C. and New Mexico Alpha transferring and exchanging real equity and notes for the Company’s Preferred Stock in transfer assets to the Company’s wholly subsidiary MBI Mortgage, Inc. Ms. McGeeney was married to Patrick McGeeney at the time these transactions were made.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
      Reports have been filed on Form 8-K and are attached as exhibits by reference (see Index to Exhibits).
      Certifications by Chief Executive Officer and Chief Financial Officer are included as exhibits.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The Company incurred no fees for 2004, 2003 and 2002 for preparation of Federal income tax forms.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL TELECOM SYSTEMS, INC.

Date: February 15, 2006	/s/ William R. Miertschin By: William R. Miertschin, Chairman

Date: February 15, 2006	/s/ Patrick A. McGeeney By: Patrick A. McGeeney, President & CEO
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William R. Miertschin William R. Miertschin	Chairman	February 15, 2006

/s/ Patrick A. McGeeney Patrick A. McGeeney	President & CEO	February 15, 2006

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
SEPTEMBER 30, 2005
Killman, Murrell & Company, P.C.
Certified Public Accountants

LOCAL TELECOM SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Local Telecom Systems, Inc.
Dallas, Texas
      We have audited the accompanying consolidated balance sheet of Local Telecom Systems Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from March 25, 2005 (Inception) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Telecom Systems Inc. as of September 30, 2005, and the results of its operations and its cash flows for the period from March 24, 2005 (inception) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/

Killman Murrell & Company P.C.
Odessa, Texas
January 3, 2006

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED BALANCE SHEET
As of September 30, 2005

ASSETS
Current Assets
Cash	$68,918
Accounts receivable	70,433
Prepaid expenses	8,183
Deferred debt issue cost	334,246

Total Current Assets	481,780

Office and Computer Equipment, Net of Accumulated Depreciation of $13,903	265,874

Other Assets
Goodwill	2,023,161
Other	5,976

Total Assets	$2,776,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$683,379
Accounts payable	91,751
Accrued liabilities	129,315
Accounts payable-related parties	159,540

Total Current Liabilities	1,018,985

Unissued Common Stock	2,649,168
Unissued Preferred Stock	1,150,000
Stockholders’ Equity
Preferred stock, par value $.10 per share 1,000,000 shares authorized, none issued	—
Common stock, $.0167 par value, 100,000,000 shares authorized, 79,959,423 shares issued and outstanding	1,335,323
Additional paid-in-capital	(922,461)
Accumulated deficit	(2,454,224)

Total Stockholders’ Equity	(2,041,362)

Total Liabilities and Stockholders’ Equity	$2,776,791

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Period Ended September 30, 2005

Revenues	$1,081,625
Cost of Revenues	104,537

Gross Profit	977,088

Operating Expenses
Compensation	814,174
General and administrative	542,478
Depreciation	13,902

Improvement loss on second mortgage lien	1,150,000
Total Operating Expenses	2,520,555

Loss from Operation	(1,543,467)
Interest
Income	381
Expense	(911,138)

Loss before taxes	(2,454,224)
Income taxes	—

Net Loss	$(2,454,224)

Pro Forma Loss Per Share
Basic	(0.33)

Diluted	(0.33)

Pro Forma Weighted Average Number of Common Shares (Basic and Diluted)	7,346,186
See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock					Total
						Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Paid-In Capital	Deficit	Equity

Balance September 30, 2004	16,284,423	$271,950	600,000		$60,000	$9,456,612	$(9,911,284)	$(122,722)

Conversion of common to preferred stock	30,000,000	501,000	(600,000)		(60,000)	(441,000)
Issuance of common stock for consulting, director fees, dividends, financing fees	15,000,000	250,500					(250,500)
Issuance of common stock for consulting, director fees, dividends, financing fees	18,675,000	311,873					(311,873)
Net Loss	—	—					6,683	6,683
Reclass LTSI retained deficit to paid in capital						(10,466,973	10,466,973

Balance March 25, 2005	79,959,423	$1,335,323				(1,451,361)		(116,039)

1,710,000 warrants issued in acquiring MBI	—	—	—		—	528,900	—	528,900
Net Loss	—	—	—		—	—	(2,454,224)	(2,454,224)

Balance September 30, 2005	79,959,423	$1,335,323		$		$(922,461)	$(2,454,224)	$(2,041,363)

The accompanying notes are an integral part of these consolidated financial statements

LOCAL TELECOM SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period March 25, 2005 (Inception) to September 30, 2005

Operating Activities
Net loss	$(4,916,037)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	13,902
Reserve for note receivable	800,000
Common stock issued in payment for operating expenses	3,692,524
Cash provided (used) by operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(60,888)
Prepaid expenses	(8,183)
Other assets	(5,976)
Accounts payable	82,252
Accounts payable — related party	12,995
Accrued liabilities	116,304

Cash used by operating activities	(273,100)

Investing Activities
Purchase of equipment	(10,656)

Cash Used in Investing Activities	(10,656)

Financing Activities
Proceeds from note payable	350,000

Cash provided by financing activities	350,000

Net Increase in Cash	66,237
Cash Balance, Beginning of Period	2,681

Cash Balance, End of Period	$68,918

Supplemental Cash Flow Information
Interest paid	$—

Income taxes	$—

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended September 30, 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
      Local Telecom Systems Inc. (the “Company”), was organized in the state of Nevada on February 19, 1969. On May 25, 2005, the Company acquired all of the issued and outstanding common stock of MBI Mortgage Services, LTD, an unrelated entity engaged in the mortgage services business. The Company is in the business of originating and selling residential mortgages, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”).
      The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements here begin on March 25, 2005 and continue through the Company’s fiscal year end of September 30, 2005.
     Revenue Recognition
      Revenues are primarily earned from loan origination fees, discounts and gains on sales of loans. Revenue from loan origination activities is recognized at the time the title closes on the residence. Revenue from sales of loans occurs when a loan is sold to investor companies and cash is received.
     Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on factors that are deemed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgements can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given assumption or estimate made by the Company’s management, there may be other assumptions and estimates that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any other such reasonable estimate or assumption would materially impact the financial statements.
     Cash and Cash Equivalents
      The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.
     Advertising
      The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $14,110 for the period from March 25, 2005 (Inception) to September 30, 2005.
     Office and Computer Equipment
      Office and computer equipment are stated at their historical costs or, if acquired through a purchase transaction, their fair value assigned at the date of purchase. Depreciation is computed using an accelerated method. Lives for depreciation are from three to seven years. Expenses for maintenance and repairs are charged to operations as incurred. Expenditures for additions, improvements, and replacements are added to

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the property and equipment accounts. Retired assets are eliminated from the assets accounts and the related amounts of accumulated depreciation are eliminated from the accumulated depreciation accounts. Gains and losses from disposals are included in earnings.
     Goodwill
      Goodwill was acquired in connection with the purchases of other businesses and represents the excess of the purchase price over the fair value of the net assets of the acquired companies. In accordance with Statements of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill but tests it annually for impairment. An impairment loss might occur if an event or circumstance indicated that a long-lived asset’s carrying value might not be recovered. The company does not believe any of the long-lived assets are presently impaired.
     Income Taxes
      Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
2.     RECENT ACCOUNTING PRONOUNCEMENTS
      In May 25, 2005, The Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. FAS 154 had no effect on the financial statements of the Company.

3.	ACQUISITIONS
      MBI Mortgage Services, Ltd. — On March 25, 2005, the Company acquired all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”) from Bajjer, LLC, an affiliated entity owned and controlled by certain officers, directors and shareholders of the Company. MBI is a Conroe, Texas company specializing in the origination of residential mortgages.
      The purchase price of MBI was $2,777,499 consisting of:

•	3,714,998 shares of the Company’s common stock at a valuation of $.63 per share or $2,351,099

•	1,210,000 shares issued to note guarantors, the excess of $353,400 over the face value of the notes has been expensed as interest

•	warrants to purchase an additional 1,710,000 shares of the Company’s common stock over the next three years at purchase prices of $.20 to $.35 per share — valued at $530,985

•	cash of $300,000 borrowed on short term notes from unrelated parties

•	notes payable to the Sellers of $108,000
      The per share fair value was determined on the basis of the Company’s over-the-counter trading activity considering factors such as float and the negotiated value paid to the original owner.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
      The allocation of the purchase price for these businesses is complete and is as follows:

• Tangible assets, principally computers and office equipment	$188,265
• Goodwill	2,589,234

• Total Purchase Price	$2,777,499
      None of the goodwill is deductible for income tax purposes.
      The acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
      The unaudited pro forma information below presents the Company’s results as if the acquisition of MBI had occurred on October 1, 2004.

Revenue	$1,902,654
Net income (loss)	(4,901,051)
Diluted earnings (loss) per share	$(.08)
      Other acquisitions — Following is a description of the additional acquisitions made during the period from March 25, 2005, (Inception) to September 30, 2005. The results of operations for each entity have been included in the accompanying consolidated statements of operations from the effected date of acquisition.

•	Lakeview Mortgage, located in Laredo, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Laredo, Texas, market.

•	Northland Funding Group, located in Austin, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Austin, Texas, market.
      The Company acquired these entities for an aggregated purchase price of $1,129,774 consisting of:

•	900,000 shares of common stock at a fair value of $.54 per share or $486,780

•	warrants to purchase 1,475,000 shares of the Company’s common stock of which 1,225,000 are immediately exercisable at $.20 per share for a value of $417,994

•	short-term notes payable to the sellers of $225,000
      Each of the purchase agreements stipulate that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
      The allocation of the purchase price for these businesses is complete and is as follows:

• Tangible assets, principally computers and office equipment	$91,512
• Goodwill	1,038,262

° Total Purchase Price	$1,129,774

      None of the goodwill is deductible for income tax purposes.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisitions were undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry. Accordingly, the results shown on the accompanying Consolidated Statement of Operations are attributable to the acquisition program.

4.	LEASE OBLIGATIONS
      The Company leases its offices from third parties on a month to month basis. For the period from March 25, 2005 to September 30, 2005, the amount of this expense totaled $30,548.

5.	FINANCIAL INSTRUMENTS
      The Company’s financial instruments consist of its cash and loan fees receivable. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Through September 30, 2005, the Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving cash. None of the Company’s cash is restricted.
      The Company’s accounts receivable are fees a result of loans submitted to lending institutions for origination. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.
6.     INCOME TAXES
      The provision for income tax (benefit) expense is as follows:

Current Tax (Benefit)	$(271,083)
Deferred Tax (Benefit)	—

Total Income Tax (Benefit)	$(271,083)

      Total income tax (benefit) expense is less than the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate. The reasons for these differences and the related tax effects are:

Tax Benefit at Statutory Rate (35%)	$(278,083)
Other Non-Deductible Expenses	7,000

$(271,083)

      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets (liabilities) are as follow:

Deferred Tax Assets	$(271,083)
Valuation Allowance	271,083

Net Deferred Assets	$—

      A valuation allowance equal to the tax liability for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward.
7.     STOCKHOLDER’S EQUITY
      On September 30, 2004, the Company reported outstanding Common Stock of 16,284,423 shares. On May 25, 2005 the Company reported total Common Stock outstanding of 79,959,423 shares. The increase

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred as a result a Board of Directors resolution effective March 23, 2005 that the following restricted Common Stock was issued, and were issued subsequent to the end of the quarter ended March 31, 2005;

a) 18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees,

b) 15,000,000 shares for consulting on acquisitions and financing, and,

c) 30,000,000 shares to reconvert the outstanding preferred stock to common shares.
      Effective May 25, 2005, a majority of the Company’s shareholders approved a reverse split of the issued and outstanding shares of the Company’s Common Stock by a ratio of one-for-fifty. At that time, there were 79,959,423 shares issued and outstanding. After considering the one-for-fifty reverse stock split there will be approximately 1,599,188 shares issued and outstanding owned by those stockholders once the reverse stock split has regulatory approval.
      All Common and Preferred shares of the Company’s stock, from this date, refer to post-split shares unless otherwise noted or previously issued.
      Subsequent to the split and prior to September 30, 2005, the Company:

1. Issued 4,924,998 shares of Common Stock to various parties in connection with the acquisition of MBI Financial Services, Ltd.

2. Issued 260,000 shares of Common Stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

3. Issued 640,000 shares of Common Stock to the former owners of Northland Funding Group, Inc.

4. Issued 87,000 shares of Common Stock to various officers, directors and vendors in return for services.
As a result of the foregoing, the Company has 5,911,998 unissued shares of Common Stock committed pending regulatory approval of the one for fifty reverse split.
      In addition, the Company had warrants to purchase 6,533,376 shares of common stock outstanding at September 30, 2005 attributable to the following:

1. Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $1.00 per share for one year and 1,599,188 shares for $2.00 for two years.

2. Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services Ltd. for 1,710,000 shares at a price of $.20 to $.35 per share for three years.

3. Warrants issued in connection with the acquisition of Northland Funding, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $.20 per share for three years.

4. Warrants issued to a noteholder in connection with an extension of the note to purchase 150,000 shares at a price of $.20 for three years.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.                EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted earnings per common share.

Year Ended
September 30,
2005

Numerator
Net loss	$(4,916,037)
Preferred stock dividends	66,000

Numerator for basic loss per common share	$(4,982,037)

Denominator
Basic loss per common share
Weighted average shares outstanding	49,430,506
Per Common Share
Basic loss per common share	$(.10)

      Diluted earnings per common share is not presented as such computation would be antidiluted.

9.	SUBSEQUENT EVENTS
      In order to finance its acquisitions and working capital requirements, the Company borrowed $683,000 from private parties and such amount was outstanding at September 30, 2005. As of December 31, 2005, all of these notes were in default and the Company has issued warrants to purchase 3,200,000 shares at an exercise price of $.20 per share for three years as an inducement to the note holders to extend the terms of their notes and as an inducement to the guarantors to renew their pledges.
      The Company has engaged an investment banker to assist the Company in the private placement of $1,600,000 of convertible notes and a subsequent equity placement of $10,000,000. To date, $250,000 of additional capital has been raised for which fees and commissions of $30,000 were paid.

Related Party Transactions
      The Company has a number of financial relationships with related parties.

•	Principal owners have provided collateral in the form of their Common Stock of the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants to purchase 835,000 shares of Common Stock at exercise prices of $.20 - $.35 for a period of 3 years.

•	The Company has borrowed $50,000 directly from a principal owner for which the principal owner has received warrants to purchase 150,000 shares of the Company’s Common Stock at a price of $.20 per share for 3 years in consideration for extending the note.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s Common Stock.

•	The former spouse of the Chief Executive Officer is indebted to the Company for $1,150,000. Such indebtedness is secured by a second lien on real property occupied by the debtor having a fair value of $800,000.

•	The Chairman of the Board is a member of Bajjer, LLC, from whom the Company purchased MBI and has an on-going consulting relationship.

INDEX TO EXHIBITS

Exhibit No.		Page No.	Description

31	(i)	17	302 Certification of Chief Executive Officer
31	(ii)	18	302 Certification of Chief Financial Officer
32	(i)	19	906 Certification of Chief Executive Officer
32	(ii)	20	906 Certification of Chief Executive Officer
Exhibits Incorporated by Reference
Form 8-K filed on June 3, 2005, detailing the acquisition of MBI Mortgage and funding on the purchase.
Form 8-K filed November 18, 2005, detailing the acquisition of Lakeview Mortgage and Northland Funding. Funding of these purchases through loans and stock issuances, the engagement of Spencer, Clarke LLC as an investment banker, and appointment of two new Directors and Patrick Q. McGeeney as President and CEO.