Form 10KSB/A
period 2005-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-02-17
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
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
      On May 1, we engaged Killman Murrell & Company P.C. to serve as our independent public accountants for the year ending September 30, 2005. Killman Murrell & Company P.C. report for the year ended September 30, 2005, is on page      of this Form 10-KSB.

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

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period March 25, 2005 (Inception) to September 30, 2005

Operating Activities
Net loss	$(2,454,224)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment loss on mortgage loan	1,150,000
Amortization of debt issue costs	899,354
Common stock issuable for services	79,468
Depreciation	13,903
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(66,214)
Prepaid expenses	(5,412)
Accounts payable	(35,822)
Accounts payable — related parties	159,540
Accrued liabilities	129,316

Cash used by operating activities	(130,091)

Investing Activities
Purchase of MBI including cash of 48,752	(211,248)
Purchase of equipment	(7,996)

Cash Used in Investing Activities	(219,244)

Financing Activities
Proceeds from notes payable	613,379
Payments on notes payable	(200,000)

Cash provided by financing activities	413,379

Net Increase in Cash	64,044
Cash Balance, Beginning of Period	4,874

Cash Balance, End of Period	$68,918

Supplemental Cash Flow Information
Interest paid	$—

Income taxes	$—

Supplemental Non-Cash Information
Assets acquired and liabilities assumed in acquisition of Northland
Equipment	$(71,775)
Goodwill	(928,225)
Notes payable	200,000
Common stock issuable	800,000
Assets acquired and liabilities assumed in acquisition of Lakeview
Equipment	(91,732)
Goodwill	(258,268)
Notes payable	25,000
Common stock issuable	325,000
Mortgage note acquired	(1,150,000)
Preferred stock issuable	1,150,000
Debt issue cost	(1,233,600)
Common stock issuable	704,700
Paid-in-capital from debt issue cost	528,900
Transfer to paid-in-capital — retained deficit	(10,466,973)
Retained deficit transferred to paid-in-capital	10,466,973

$0

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period March 25, 2005 (Inception) to September 30, 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
      Local Telecom Systems Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. On March 25, 2005, the Company purchased all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”), an unrelated entity, engaged in the mortgage services business. The Company is in the business of originating and selling single family residential mortgages, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”).
      The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements represented here begin on March 25, 2005 and continue through the Company’s fiscal year end of September 30, 2005.

Basis of Accounting
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MBI, and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany transactions have been eliminated in consolidation.
      Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.

Revenue Recognition
      Revenues are primarily earned from loan origination fees, discounts and gains on sales of loans. Income from loan origination activities is recognized at the time the title closes on the residence. Income from sales of loans occurs when a loan is sold to investor companies and cash is received.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on factors that are deemed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given assumption or estimate made by the Company’s management, there may be other assumptions and estimates that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any other such reasonable estimate or assumption would materially impact the financial statements. Actual results could differ from those estimates.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Advertising
      The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $14,110 for the period from March 25, 2005 (Inception) to September 30, 2005.

Office and Computer Equipment
      Office and computer equipment are stated at their historical costs or, if acquired through a purchase transaction, their fair value assigned at the date of purchase. Depreciation is computed on the straight-line basis for financial reporting purposes. Lives for depreciation are from three to seven years. Expenses for maintenance and repairs are charged to operations as incurred. Expenditures for additions, improvements, and replacements are added to the property and equipment accounts. Retired assets are eliminated from the assets accounts and the related amounts of accumulated depreciation are eliminated from the accumulated depreciation accounts. Gains and losses from disposals are included in earnings.

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
      MBI Mortgage Services, Ltd. — On March 25, 2005, the Company acquired all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”) from Bajjer, LLC, an affiliated entity

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owned and controlled by certain officers, directors and shareholders of the Company. MBI is a Conroe, Texas Company specializing in the origination or residential mortgages.
      The purchase price of MBI was $1,000,000 consisting of:

•	3,470,000 shares of the Company’s common stock at a valuation of $0.21 per share or $740,000.

•	1,305,000 shares issued to note guarantors, valued at $704,700 which is to be amortized over the life of the note.

•	Warrants to purchase an additional 1,710,000 shares of the Company’s common stock over the next three years at purchase prices of $0.20 to $0.35 per share — valued at $328,900.

•	Cash of $300,000 borrowed on short term notes from unrelated parties.

•	Notes payable to the Sellers of $60,000.

•	A consulting agreement with the prior owner for 24 months at a cost of $2,000 per month.
      The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
      The allocation of the purchase price for these businesses is complete and is as follows:

• Tangible assets, principally computers and office equipment, net of liabilities accrued of $6,600	$188,265
• Goodwill	895,102

• Total Purchase Price	$1,000,000

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

•	Lakeview Mortgage, located in Laredo, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Laredo, Texas market.

•	Northland Funding Group, located in Austin, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Austin, Texas market.
      The Company acquired these entities for an aggregated purchase price of $2,125,000 consisting of:

•	900,000 shares of common stock valued at $486,780.

•	Warrants to purchase 1,475,000 shares of the Company’s common stock of which 1,225,000 are immediately exercisable at $0.20 per share for a value of $417,994.

•	Short-term notes payable to the sellers of $225,000.
      Each of the purchase agreements stipulate that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The allocation of the purchase price for these businesses is complete and is as follows:

• Tangible assets, principally computers and office equipment	$163,507
• Goodwill	1,186,496

• Total Purchase Price	$1,350,000

      None of the goodwill is deductible for income tax purposes.
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
      The Company’s loan fees receivable are a result of loans submitted to lending institutions for origination fees. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.

6.	NOTES RECEIVABLE
      On May 4, 2005, the Company committed to issue 100,000 shares of its authorized but un-issued preferred stock in exchange for a $1,150,000 second lien mortgage (“Mortgage”) on a piece of property owned by a related party. The real estate securing the Mortgage is subject to a first lien.
      The Company has failed to perfect its Mortgage on its property and as a result has recorded an impairment loss on the Mortgage of $1,150,000.

7.	INCOME TAXES
      Total income tax (benefit) expense is less than the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate. The reasons for these differences and the related tax effects are:

Tax Benefit at Statutory Rate (34%)	$834,436
Difference Between Book and Tax Depreciation	(2,574)
Change in Valuation Allowance	(832,183)
Other Non-Deductible Expenses	321

$—

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets (liabilities) are as follow:

Deferred Tax Assets (Liabilities)	$832,183
Valuation Allowance	(832,183)

Net Deferred Tax Liabilities	$—

      A valuation allowance equal to the tax liability for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward.

8.	STOCKHOLDERS’ EQUITY
      On September 30, 2004, the Company reported outstanding common stock of 16,284,423 shares. On May 25, 2005 the Company reported total common stock outstanding of 79,959,423 shares. The increase occurred as a result of a Board of Directors’ resolution effective March 23, 2005 that the following restricted common stock was issued, and were issued subsequent to the end of the quarter ended March 31, 2005.

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
      Subsequent to the split and prior to September 30, 2005, the Company:

1. Issued 4,924,998 shares of common stock to various parties with the acquisition of MBI Financial Services, Ltd.

2. Issued 260,000 shares of common stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

3. Issued 640,000 shares of common stock to the former owners of Northland Funding Group, Inc.

4. Issued 87,000 shares of common stock to various officers, directors and vendors in return for services.
      As a result of the foregoing, the Company has 5,911,998 un-issued shares of common stock committed pending regulatory approval of the one-for-fifty reverse split.
      In addition, the Company had warrants to purchase 6,533,376 shares of common stock outstanding at September 30, 2005 attributable to the following:

1. Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $1.00 per share for one year and 1,599,188 shares for $2.00 for two years.

2. Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services, Ltd. For 1,710,000 shares at a price of $0.20 to $0.35 per share for three years.

3. Warrants issued in connection with the acquisition of Northland Funding Group, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $0.20 per share for three years.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Warrants issued to a note holder in connection with an extension of the note to purchase 150,000 shares at a price of $0.20 for three years.

9.	PROFORMA EARNINGS PER SHARE
      Shares outstanding for the Pro forma earnings per share calculation are as follows:

The Period
March 25, 2005
(Inception) to
September 30,
2005

Shares outstanding per Balance Sheet	79,959,423
Effect of fifty-for-one reverse stock split	÷ 5
Shares outstanding after proposed split	1,599,188
Post split shares to be issued for MBI	4,779,998
Post split shares to be issued for Lakeview	240,000
Post split shares to be issued for Northland	640,000
Post split shares to be issued for services	87,000

Pro forma shares outstanding for Earnings Per Share Calculation	7,346,186

10.	SUBSEQUENT EVENTS
      In order to finance its acquisitions and working capital requirements, the Company borrowed $683,000 from private parties and such amount was outstanding at September 30, 2005. As of December 31, 2005, all of these notes were in default and the Company has issued warrants to purchase 3,200,000 shares at an exercise price of $0.20 per share for three years as an inducement to the note holders to extend the terms of their notes and as an inducement to the guarantors to renew their pledges.
      The Company has engaged an investment banker to assist the Company in the private placement of $1,600,000 of convertible notes and a subsequent equity placement of $10,000,000. As of February 16, 2006, $250,000 of additional capital has been raised for which fees and commissions of $30,000 were paid.

Related Party Transactions
      The Company has a number of financial relationships with related parties.

•	Principal owners have provided collateral in the form of their common stock of the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants to purchase 835,000 shares of common stock at exercise prices of $0.20 to $0.35 for a period of three years.

•	The Company has borrowed $50,000 directly from a principal owner for which the principal owner has received warrants to purchase 150,000 shares of the Company’s common stock at a price of $0.20 per share for three years in consideration for extending the note.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	The spouse of the Chief Executive Officer is indebted to the Company for $1,150,000. Such indebtedness is secured by a second lien on real property occupied by the debtor having a fair value of $800,000.

•	The Chairman of the Board is a member of Bajjer, LLC, from which the Company purchased MBI and has an on-going consulting relationship.

INDEX TO EXHIBITS

Exhibit No.		Page No.	Description

31	(i)	17	302 Certification of Chief Executive Officer
31	(ii)	18	302 Certification of Chief Financial Officer
32	(i)	19	906 Certification of Chief Executive Officer
32	(ii)	20	906 Certification of Chief Executive Officer
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