Form 10KSB/A
period 2005-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-03-08
CIK 51511

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
Common stock, par value $0.0167
      Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐
      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      State the issuer’s revenues for its most recent fiscal year. $1,081,625
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $812,262
      The number of shares outstanding of the Registrant’s common stock on September 30, 2005, was 79,959,423. The Company also had 100,000 shares of preferred stock outstanding as of September 30, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

FORWARD-LOOKING STATEMENTS
      This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	changes in tax legislation;

•	federal and state regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on the services of key personnel;

•	interest rates;

•	risks associated with acquisitions;

•	significant intangible assets; and

•	our dependence on information processing systems and risk of errors or omissions.
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
      On December 23, 1971, the Company changed its name to International Royalty & Oil Co., Inc.
      On July 10, 1996, the Company changed its name to Signature Motorcars, Inc.
      On August 30, 2002, the Company merged with Local Telecom Systems, Inc. and changed its name to Local Telecom Systems, Inc. Subsequent to the merger the Company offered local and long distance telephone service. The Company purchased phone services at discounts and resold the service on a prepaid basis. Attempts to secure necessary funding for the expansion of the prepaid telephone business failed to materialize, and the Company lost a significant portion of its customer base and licenses. As a result, on June 30, 2004, the Company discontinued offering prepaid telephone services and took the necessary steps to limit liabilities and expenses.
      From July 2004 until April 2005, the Company concentrated on locating a suitable acquisition or merger partner.
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

a) 18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion,

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
      On May 24, 2005, the Company acquired all of the outstanding common stock of MBI Mortgage Inc. and MBI Mortgage Management Corporation (“MBI”) from Bajjer, LLC (“Bajjer”). Bajjer is a limited liability company owned by certain officers, directors and beneficial owners of the Company. MBI is a Houston, Texas residential mortgage broker and loan originator. The purchase price was $1,000,000.
      On May 25, 2005, in consideration of the above MBI acquisition and contemporaneously with the one-for-fifty stock split, shareholders of record immediately preceding the closing of the MBI acquisition were issued warrants to purchase shares of the Company’s Common Stock. Accordingly, the Company issued approximately 1,599,188 warrants to purchase its Common Stock at an exercise price of $1.00 per share and an exercise period of one year from the date of issuance. Additionally, the Company issued approximately 1,599,188 warrants to purchase its common stock at an exercise price of $2.00 per share and an exercise period of two years from the date of issuance.

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
      On September 26, 2005, the Company entered into an investment banking agreement with Spencer Clarke, LLC (“Spencer Clarke”), and engaged Spencer Clarke to be an independent consultant and exclusive agent for a proposed private offering of securities, on a “best efforts” basis, for $1,600,000 and a subsequent $10,000,000 equity placement to fund the Company’s growth. Through December 31, 2005, Spencer Clarke has raised a total of $150,000 for which it has received a commission of $18,000.
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
Mortgage Brokerage
      Mortgage brokerage, or origination, involves the arranging of a mortgage loan by which the borrower (mortgagee) can either purchase a new residence or refinance an existing residence. The arrangements are made by a licensed broker who, for a fee, matches the credit worthiness of the borrower and the borrower’s property with funds from a lending source, providing the financing in an amount and on terms, acceptable to the borrower. For this service, the broker is paid a commission, a percentage of the total loan at present, the average commission paid to loan brokers or originators is approximately 2%.
      Relevant statistics regarding mortgage brokerage and origination are:

•	There are approximately of 44,000 Small and Medium Enterprise (SME) mortgage brokers in the United States.

•	Licensing is state issued and controlled and licenses can take 6 to 9 months to obtain.

•	Approximately 73% of all mortgage originations in the US are through a mortgage broker.
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
      The Company feels mortgage brokers are moving to mortgage vouchers to keep pace with the evolving mortgage lending environment. In increasing numbers, mortgage brokers today compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans.
      The size of the US market per annum breaks down as follows:

Purchase Market	$1,585	Billion
Refinance Market	1,270	Billion
Home Equity Market	370	Billion
Total Consumer Lending Market:	$3,225	Billion
      Source: Mortgage Bankers Association of America, 2005.
      Additional domestic industry characteristics include the following:

•	Housing construction over the next 10 years is anticipated to exceed that of the previous 10 years. According to State of the Nations Housing, Harvard University, 2004, the total number of new homes expected to be built between 2005 and 2015 is 18.5 million to 19.5 million residences.

•	Automation has accelerated loan and mortgage approvals, lowered costs, and expanded access to credit. Multiple mortgage products with different amortization lengths, loan terms, and repayment privileges have helped to keep many more consumers in the market.
      The Company’s acquisition strategy is to aggressively buy complementary brokers to put into its banking operation. The Company’s model calls for the acquisition of four profitable mortgage companies a year.
      Target acquisitions for the Company will be located in Texas and the Southwestern states, plus Florida; however, the Company also plans to be licensed in the following markets in 2006; New York, Pennsylvania, Ohio, Illinois and California.
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

3. High-End Mortgage Capabilities — With this capability, the company can recruit the best talent in the industry with large value/high credit customers and established books of business. This ability allows the company to bring on seasoned loan officers with favorable commission splits who can significantly impact production.

4. Specialty Niches (Non-Warrantable Condos) — LTSI has identified several opportunities to leverage this business model with several lenders/investors of high rise condominiums, who are seeking a joint venture partner to provide mortgage banking capabilities on warrantable and non-warrantable condos along the East Coast.

5. “Direct to the Consumer” — It is believed home mortgage applicants with low income and/or less-than-perfect credit pay lower financing costs when they obtain their mortgages through brokers rather than lenders. This rapidly expanding sector caters primarily to Hispanics throughout South Texas. The Company specializes in proven non-traditional solicitations, including broadcast e-mails, newspaper advertising, direct mail, apartment-owner to homeowner programs, etc. that could be replicated in similar demographic markets.

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

OUR LACK OF OPERATING HISTORY MAKES EVALUATION OF OUR BUSINESS DIFFICULT.
      We were formed in March, 2005. We are at an early state of development and there is no meaningful historical financial or other information available upon which you can base your evaluation of our business and prospects. In addition, our early stage of development means that we may have less insight into how market and technology trends may affect our business.

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
ITEM 2.     PROPERTIES
      The following table sets forth information with respect to the principal facilities used in our operations, all of which are leased.

	Monthly	Square
Practice-Location	Rent	Footage	Lease Expires

Executive offices, Dallas, Texas	$4,027	2,500	Month to Month
Mortgage banking, Austin, Texas	$11,800	8,000	Month to Month
Mortgage brokerage, Conroe, Texas	$3,500	4,500	Month to Month
Mortgage brokerage, Laredo, Texas	$1,351	1,200	Month to Month
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
(c) Dividends
      The Company did not declare a cash dividend or pay dividends on its Common Stock during the fiscal year ended September 30, 2005.

      The Company has 100,000 shares of preferred stock outstanding having a stated value of $1,150,000 for dividend purposes. The dividend rate is 14%. During the period ended September 30, 2005, $34,499 of dividends were paid.
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
General Discussion
      The primary focus of the Company for the past two years, was securing the necessary funding for the expansion of the prepaid telephone business. Because of the lack of such funding, on June 30, 2004, the Company discontinued to offer its prepaid telephone services and took the necessary steps to limit liabilities and expenses.
      With the acquisition of MBI Mortgage Services, Ltd. as of April 1, 2005, the Company entered the residential mortgage origination and banking business.
Acquisitions
      Pursuant to the acquisition strategy, the Company made the following acquisitions during the period ended September 30, 2005.

•	On March 25, 2005, and effective April 1, 2005, the Company acquired all of the outstanding Common Stock of MBI, Mortgage Services Ltd. for a total price of $1,000,000 — $200,000 in notes and $740,000 of LTSI Common Stock

•	On September 30, the Company acquired all of the business, assets and goodwill of Lakeview Mortgage, Inc. for a total price of $350,000 — $25,000 in notes and $325,000 of LTSI Common Stock

•	On September 30, 2005, the Company acquired all of the business, assets and goodwill of Northland Funding, Inc. (“Northland”) for a total price of $1,000,000 — $200,000 in notes and $800,000 of LTSI Common Stock
      Because the Lakeview and Northland acquisitions occurred on the last day of the fiscal year, only MBI’s results are reflected in the consolidated statement of operations.

Results of Operations
      For the period March 25, 2005 (inception) to September 30, 2005, consolidated operating results were:

• Revenue	$1,081,625
• Operating loss	(1,944,076)
• Net loss	$(2,905,075)

• Per common share	$(.40)

      Operating results were significantly affected by the issuance of 33,675,000 shares of the Company’s Common Stock in settlement of prior obligations to certain officers and donations for executive services and consulting fees. The cost of this non-recurring expense was $641,841. In addition, the Company expensed $899,354 for the value of stock purchase warrants issued to certain lenders in connection with our acquisition program. Finally, the Company incurred a one-time charge of $1,150,000 in connection with the settlement of an obligation incurred by a Company executive prior to his employment by the Company.
Income Taxes
      Based on current operating results, there can be no assurance the Company will generate taxable income sufficient to utilize its carried forward tax losses. See Note 4 to Financial Statements for additional disclosure.
Liquidity and Capital Sources
      The Company is dependent upon two sources of liquidity and working capital.

•	The acquisitions are totally dependent on internally generated cash flow to sustain their operations and meet their obligations. The Company cannot finance losses of the operating units and we can offer no assurance the acquisitions will generate sufficient cash flow to sustain themselves.

•	The Company is totally dependent on the success of the capital raising efforts to sustain its operations and complete its acquisition program.
      The Company has engaged Spencer Clark, LLC (“Spencer”) to secure;

•	$1,600,000 of short-term private placement financing, and,

•	$10,000,000 of follow-on equity financing.
      At December 31, 2005, Spencer had raised a total of $150,000 a $132,000 net of commissions to the Company. We can offer no assurances Spencer will be successful in its capital raising efforts or that the Company will secure other sources.

•	At September 30, 2005, the Company was obligated in the amount of $559,379 of short-term notes. Subsequent to September 30, 2005, several of these notes went into default, and the Company was successful in negotiating extensions of the notes in exchange for the issuance of additional Common Stock and Common Stock purchase warrants to the Noteholders. We can offer no assurance the Company will be able to continue to negotiate extensions of the notes.

ITEM 7.	FINANCIAL STATEMENTS
      The financial statement information for LTSI is set forth immediately following the signature of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
      On May 1, we engaged Killman, Murrell & Company P.C. to serve as our independent public accountants for the year ending September 30, 2005. Killman, Murrell & Company P.C. report for the year ended September 30, 2005, is on page 17 of this Form 10-KSB.

ITEM 8A.	CONTROLS AND PROCEDURES
      As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.
(a) Evaluation of Disclosure Controls
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the Commission, and to process, summarize and disclose this information within the time period specified in the rules of the Commission. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the Commission, for the evaluation of the effectiveness of theses procedures. Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting related to preparing information in a timely manner for filing of required reports with the Commission. Accordingly, management has concluded that its disclosure controls and procedures are not effective.
      The deficiency is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company’s financial close and reporting process. The Company is in the process of hiring a qualified financial officer to provide oversight and to correct this deficiency for future filings. This deficiency in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the deficiency described above with the hiring of a qualified financial officer with significant reporting experience to provide oversight and to correct the deficiency for future filings.
(b) Changes in Internal Controls
      The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization. There was no change in our internal controls during the period that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
      The following are the officers and directors of the Company as of February 15, 2005:

		Date First
Name	Age	Elected	Term	Position

Bruce A. Hall	48	2005	1 year	Director, Chairman of the Audit Committee
Richard M. Hewitt	68	2002	1 year	Secretary, CFO, Director
William R. Miertschin	58	1997	1 year	Chairman of the Board
Patrick A. McGeeney	56	2005	1 year	President, CEO, Director
      Bruce A. Hall, Director, of Dallas, Texas, is, CFO of RG America, Inc. (OTCBB: RGMI) and is a senior financial executive with extensive experience as a CFO and in related financial management positions in the real estate development, energy, consulting and manufacturing industries. He has held senior level positions at Recognition Equipment, Inc., Harris Adacom Corporation and Probex Corporation. He has also been a senior financial and management consultant, multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP. Mr. Hall holds both CPA (Certified Public Accountant) and CMA (Certified Management Accountant) designations and is a graduate of the University of Texas at Austin. Mr. Hall is the Chair of RG America’s Audit Committee. Mr. Hall was not a Director at any time during the fiscal year ended September 30, 2005.
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
      The Directors of the Company, William R. Miertschin, Patrick A. McGeeney, Bruce A. Hall and Richard M. Hewitt, all receive 30,000 shares of restricted common stock and $6,000 per year as compensation for their services as directors plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company.

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
      The Company audit fees for the years ended September 30, 2004 and 2003 and were approximately $25,000. As of September 30, 2005, the Company had accrued approximately $35,000 for audit and audit related fees to Killman, Murrell & Company, P.C.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL TELECOM SYSTEMS, INC.

Date: March 7, 2006	/s/ William R. Miertschin By: William R. Miertschin, Chairman

Date: March 7, 2006	/s/ Patrick A. McGeeney By: Patrick A. McGeeney, President & CEO
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William R. Miertschin William R. Miertschin	Chairman	March 7, 2006

/s/ Patrick A. McGeeney Patrick A. McGeeney	President & CEO	March 7, 2006

LOCAL TELECOM SYSTEMS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Local Telecom Systems, Inc.
Dallas, Texas
      We have audited the accompanying consolidated balance sheet of Local Telecom Systems, Inc. and Subsidiary (“the Company”) as of September 30, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from March 25, 2005 (Inception) to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Local Telecom Systems, Inc. and Subsidiary as of September 30, 2005, and the consolidated results of their operations and their cash flows for the period from March 25, 2005 (Inception) to September 30, 2005 in conformity with United States generally accepted accounting principles.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Co., P.C.

Killman, Murrell & Company, P.C.
Odessa, Texas
January 3, 2006

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED BALANCE SHEET
As of September 30, 2005

ASSETS
Current Assets
Cash	$68,918
Accounts receivable — loan fees	70,433
Prepaid expenses	8,183
Deferred debt issue cost	334,246

Total Current Assets	481,780

Equipment, Net of Accumulated Depreciation of $13,903	265,874
Goodwill	2,023,161
Other assets	5,976
Total Assets	$2,776,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable	$559,379
Accounts payable	216,751
Accrued liabilities	176,056
Accounts payable — related parties	552,149

Total Current Liabilities	1,504,335
Unissued Common Stock	2,649,168
Unissued Preferred Stock	1,150,000

Stockholders’ Deficit
Preferred stock, par value $0.10, authorized shares 1,000,000, none issued	—
Common stock, $.0167 par value 100,000,000 shares authorized, 79,959,423 shares issued and outstanding	1,335,323
Additional paid-in-capital	(922,461)
Accumulated deficit	(2,939,574)

Total Stockholders’ Deficit	(2,526,712)

Total Liabilities and Stockholders’ Deficit	$2,776,791

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Period March 25, 2005 (Inception) to September 30, 2005

Loan Revenues	$1,081,625
Cost of Revenues	104,537

Gross Profit	977,088

Operating Expenses
Compensation	814,174
General and administrative	943,087
Depreciation	13,903
Bad debt	1,150,000

Total Operating Expenses	2,921,164

Loss from Operations	(1,944,076)
Interest Expense	960,999

Loss before Income Taxes	(2,905,075)
Income taxes	—-

Net Loss	(2,905,075)
Preferred Stock Dividends	(34,499)

Net Loss Attributable to Common Shareholders	$(2,939,574)

Loss Per Share
Basic and diluted	$(0.40)

Weighted Average Number of Common Shares (Basic and Diluted)	7,346,186

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2004 and 2005

	Common Stock		Preferred Stock		Additional		Total
					Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance September 30, 2004	16,284,423	$271,950	600,000	$60,000	$9,456,612	$(9,911,284)	$(122,722)
Conversion of common to preferred stock	30,000,000	501,000	(600,000)	(60,000)	(441,000)	—	—
Issuance of common stock for consulting, director fees, dividends, financing fees	15,000,000	250,500	—	—	—	—	250,500
Issuance of common stock for consulting, director fees, dividends, financing fees	18,675,000	311,873	—	—	—	—	311,873
Net loss	—	—	—	—	—	(555,689)	(555,689)
Reclassify retained deficit to paid in capital	—	—	—	—	(10,466,973)	10,466,973	—

Balance March 25, 2005	79,959,423	1,335,323	—	—	(1,451,361)	—	(116,038)
1,710,000 warrants issued in acquisition	—	—	—	—	528,900	—	528,900
Net Loss	—	—	—	—	—	(2,905,075)	(2,905,075)
Preferred stock dividends	—	—	—	—	—	(34,499)	(34,499)

Balance September 30, 2005	79,959,423	$1,335,323	—	$—	$(922,461)	$(2,939,574)	$(2,526,712)

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period March 25, 2005 (Inception) To September 30, 2005

Operating Activities
Net loss	$(2,905,075)
Adjustments to reconcile net loss to cash provided by operating activities:
Bad debt	1,150,000
Amortization of debt issue costs	899,354
Common stock issuable for services	79,468
Depreciation	13,903
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(66,214)
Prepaid expenses	(5,412)
Accounts payable	85,092
Accounts payable — related parties	482,648
Accrued liabilities	149,317

Cash used by operating activities	(116,919)

Investing Activities
Purchase of equipment	(10,656)

Cash used in investing activities	(10,656)

Financing Activities
Proceeds from notes payable	399,379
Payments on notes payable	(200,000)
Preferred dividends	(7,760)

Cash provided by financing activities	191,619

Net Increase in Cash	64,044
Cash Balance, Beginning of Period	4,874

Cash Balance, End of Period	$68,918

Supplemental Cash Flow Information
Interest paid	$—

Income taxes	$—

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period March 25, 2005 (Inception) To September 30, 2005 — (Continued)

Supplemental Non-Cash Information
Assets acquired and liabilities assumed in acquisition of MBI
Accounts receivable, prepaid and other assets	$(64,378)
Equipment	(105,614)
Goodwill	(836,668)
Accounts payable	6,660
Notes payable	260,000
Common stock issuable	740,000
Assets acquired and liabilities assumed in acquisition of Northland Funding
Equipment	(71,775)
Goodwill	(928,225)
Notes payable	200,000
Common stock issuable	800,000
Assets acquired and liabilities assumed in acquisition of Lakeview Mortgage
Equipment	(91,732)
Goodwill	(258,268)
Notes payable	25,000
Common stock issuable	325,000
Mortgage note acquired	(1,150,000)
Preferred stock issuable	1,150,000
Debt issue cost	(1,233,600)
Common stock issuable	704,700
Paid-in-capital from debt issue cost	528,900
Preferred dividend payable	26,739
Preferred dividend	(26,739)

$—

See accompanying notes to consolidated financial statements.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
      Local Telecom Systems Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. On March 25, 2005, the Company purchased certain assets and the business of MBI Mortgage Services, Ltd., an unrelated entity, engaged in the mortgage banking services business from Bajjer, LLC, an affiliated entity, and immediately formed MBI Mortgage, Inc. (“MBI”). The Company is in the business of originating and selling residential mortgages, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”).
      The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements presented here begin on March 25, 2005 and continue through the Company’s fiscal year end of September 30, 2005.

Basis of Accounting
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MBI, and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany transactions and accounts have been eliminated in consolidation.
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

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents

Advertising
      The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense was $14,110 for the period from March 25, 2005 (inception) to September 30, 2005.

Office and Computer Equipment
      Office and computer equipment are stated at their historical costs or, if acquired through a purchase transaction, their fair value assigned at the date of purchase. Depreciation is computed on the straight-line basis for financial reporting purposes. Lives for depreciation are from three to seven years. Expenses for maintenance and repairs are charged to operations as incurred. Expenditures for additions, improvements, and replacements are added to the property and equipment accounts. Retired assets are eliminated from the assets accounts and the related amounts of accumulated depreciation are eliminated from the accumulated depreciation accounts. Gains and losses from disposals are included in earnings. Depreciation expense for the period from March 25, 2005 (inception) to December 31, 2005 was $13,903.

Goodwill
      Goodwill was acquired in connection with the purchases of other businesses and represents the excess of the purchase price over the fair value of the net assets of the acquired companies. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill but tests it at least annually for impairment. An impairment loss might occur if an event or circumstance indicated that a long-lived asset’s carrying value might not be recovered.

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

Comprehensive Income
      Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have comprehensive income items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets
      The Company follows SFAS No. 144 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The Statement requires that long-lived assets, liabilities and certain

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
      Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If an impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2005 there was no impairment of the Company’s long-lived assets.

Net Loss Per Share
      Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock out standing for the year. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible debentures, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.
      The weighted average number of common shares outstanding was increased by 5,746,998 of unissued shares of common stock committed pending regulatory approval of the one-for-fifty reverse stock split.

Contingencies
      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one of more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.
      Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be accounted for in accordance with Financial Accounting Interpretation No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.

Commitments
      The Company leases offices on a month-to-month basis from third parties. Total monthly lease obligations for offices in Dallas, Austin, Conroe, and Laredo, Texas, is $10,678. For the period from March 24, 2005 (inception) to September 30, 2005, the amount of lease expense totaled $30,548.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk and Fair Value of Financial Instruments
      The Company maintains cash balances at financial institutions which at times, may exceed federally insured amounts. The Company has not experienced any material losses in such accounts. There were no cash balances in excess of federally insured limits at September 30, 2005.
      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s borrowings at September 30, 2005, approximate their fair value.

Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning after December 14, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statement.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (’SAB No. 107”) “Share-Based Payment”, which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted.

2.	ACQUISITIONS
      MBI Mortgage Services, Ltd.  — On March 25, 2005, the Company purchased certain assets and the business of MBI Mortgage Services, Ltd. from Bajjer, LLC, an affiliated entity owned and controlled by certain officers, directors and shareholders of the Company, and formed MBI to continue the mortgage service business. MBI is a Conroe, Texas, company specializing in the origination and selling of residential mortgages.
      The purchase price of MBI was $1,000,000 consisting of:

•	3,470,000 unissued post-split shares of the Company’s common stock at a valuation of $0.21 per share or $740,000.

•	Note payable to the seller of $260,000.

•	A consulting agreement with the prior owner for 24 months at a cost of $2,000 per month.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other transactions related to the MBI acquisition include:

•	1,305,000 unissued post-split shares issued to note guarantors, valued at $704,700 which is to be amortized over the life of the notes.

•	Warrants to purchase an additional 1,710,000 post-split shares of the Company’s common stock over the next three years at purchase prices of $0.20 to $0.35 per share — valued at $528,900.

•	Cash of $300,000 borrowed on short term notes from unrelated parties.
      The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
      The allocation of the purchase price for this business is complete and is as follows:

•	Tangible assets, principally computers and office equipment, net of liabilities accrued of $6,600	$163,332
•	Goodwill	836,668

•	Total Purchase Price	$1,000,000

      None of the goodwill is deductible for income tax purposes.
      The acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
      Other acquisitions — Following is a description of the additional acquisitions made during the period from March 25, 2005, (Inception) to September 30, 2005. The results of operations for each entity have been included in the accompanying consolidated statements of operations from the effective date of acquisition.

•	Lakeview Mortgage, located in Laredo, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Laredo, Texas market.

•	Northland Funding Group, located in Austin, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Austin, Texas market.
      The Company acquired these entities for an aggregated purchase price of $1,350,000 consisting of:

•	880,000 unissued post-split shares of common stock valued at $1,125,000.

•	Short-term notes payable to the sellers of $225,000.
      Other transactions related to the Lakeview and Northland acquisitions include:

•	Warrants to purchase 250,000 post-split shares of the Company’s common stock exercisable at $0.20.
      Each of the purchase agreements stipulate that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
      The allocation of the purchase price for these businesses is complete and is as follows:

•	Tangible assets, principally computers and office equipment	$163,504
•	Goodwill	1,186,496

•	Total Purchase Price	$1,350,000

      None of the goodwill is deductible for income tax purposes.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition price and the fair value of the common stock used in partial payment of the acquisition price was based on negotiations between the Company and the owners of the acquired entities. Factors considered included the relative economic value of both purchaser and seller, including, but not limited to, prior earnings history and trading history of LTSI’s common stock.
      The acquisitions were undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry. Accordingly, the results shown on the accompanying consolidated statement of operations are attributable to the acquisition program.
      Relevant to the MBI acquisition deferred debt issued costs were recorded as follows and are being amortized over the life of their respective loans:

1,305,000 unissued shares of common stock	$704,700
1,710,000 warrants	528,900

Total deferred issue costs	1,233,600
Amortization expense	899,354

Deferred debt issue costs	$334,246

3.	EQUITY INTEREST IN REAL ESTATE
      On May 4, 2005, the Company committed to issue 100,000 shares of its authorized but un-issued preferred stock in exchange for a $1,150,000 equity interest in real estate secured by a second lien mortgage (“Mortgage”) on real estate owned by a related party. The real estate securing the equity interest is subject to a first lien of approximately $400,000.
      The Company has failed to perfect its second lien mortgage on the property and as a result has recorded a valuation allowance on the note receivable of $1,150,000.

4.	NOTES PAYABLE
      Notes payable consisted of the following at September 30, 2005:

10% note payable to a company, principal and interest due November 5, 2005, secured by the Company’s stock and shareholder guarantee, paid in December 2005	$250,000
10% note payable to a company, principal and interest due November 5, 2005, secured by the Company’s common stock and shareholder guarantee, paid in December 2005	46,000
10% note payable to an individual, principal and interest due May 5, 2006, secured by Company stock	60,000
10% note payable to a company, principal and interest due January 6, 2006, secured by Company stock and shareholder guarantee	50,000
Non-interest bearing note payable to a shareholder, due March 27, 2006, secured by Company common stock	53,379
Non-interest bearing note payable to two individuals, due on June 30, 2006, secured by Company stock	100,000

$559,379

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INCOME TAXES
      Total income tax (benefit) expense is less than the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate. The reasons for these differences and the related tax effects are:

Tax Benefit at Statutory Rate (34%)	$(987,725)
Change in valuation Allowance	985,064
Non-Deductible Expenses	2,661

$—

      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets (liabilities) are as follow:

Deferred Tax Asset	$985,064
Valuation Allowance	(985,064)

Net Deferred Tax Asset	$—

      A valuation allowance equal to the tax liability for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward. The net operating loss of approximately $2,900,000 will expire in 2024.

6.	STOCKHOLDERS’ DEFICIT
      On September 30, 2004, the Company reported outstanding common stock of 16,284,423 shares. On May 25, 2005 the Company reported total common stock outstanding of 79,959,423 shares. The increase occurred as a result of a Board of Directors’ resolution effective March 23, 2005 prior to merger with MBI, that the following restricted common stock was issued.

•	18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees.

•	15,000,000 shares for consulting on acquisitions and financing, and,

•	30,000,000 shares to reconvert the outstanding preferred stock to common shares.
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
      Subsequent to the split and prior to September 30, 2005, the Company approved the issuance of:

•	4,779,998 shares of common stock to various parties with the acquisition of MBI Mortgage, Inc.

•	240,000 shares of common stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

•	640,000 shares of common stock to the former owners of Northland Funding Group, Inc.

•	87,000 shares of common stock to various officers, directors and vendors in return for services.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the foregoing, the Company has 5,746,998 un-issued shares of common stock committed pending regulatory approval of the one-for-fifty reverse split.
      In addition, the Company has issued warrants to purchase 6,533,376 shares of its common stock as of September 30, 2005 attributable to the following:

•	Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $1.00 per share for up to one year and 1,599,188 shares for up to $2.00 for two years. These warrants are separate and do not co-extinguish

•	Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services, Ltd. for 1,710,000 shares at a price of $0.20 to $0.35 per share for three years.

•	Warrants issued in connection with the acquisition of Northland Funding Group, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $0.20 per share for three years.

•	In connection with an extension of a note, warrants to purchase 150,000 shares of common stock were issued at a price of $0.20 per share for three years.

7.	RELATED PARTY TRANSACTIONS
      The Company has a number of financial relationships with related parties.

•	Principal owners have provided collateral in the form of their common stock of the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants to purchase 835,000 shares of common stock at exercise prices of $0.20 to $0.35 for a period of three years.

•	The Company has borrowed $50,000 directly from a principal owner for which the principal owner has received warrants to purchase 150,000 shares of the Company’s common stock at a price of $0.20 per share for three years.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	The former spouse of the Chief Executive Officer is the owner of the real estate that LTSI has an equity interest in. The real estate is subject to first and second lien mortgages. The first lien mortgage is approximately $400,000. The second lien mortgage has been assigned to LTSI in the amount of $1,150,000.

•	The Chairman of the Board is a member of Bajjer, LLC, from which the Company purchased MBI and has an on-going consulting relationship. Effective July 1, 2005, LTSI entered into a consulting agreement whereby Bajjer will receive a consulting fee of eighteen (18) basis points for all consolidated originated mortgage loan volume originated by MBI. LTSI also agreed to pay Bajjer a one time fee for prior services in the amount of $325,000 due on or before September 30, 2006. Consulting fees accrued relative to this consulting agreement include:

Prior consulting fee	$325,000
Consulting fee based on loan volume	37,609

$362,609

•	The Chairman of the Board has an additional six months consulting agreement at $10,000 per month. At September 30, 2005, the Company had accrued $30,000 on the agreement.

LOCAL TELECOM SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts payable to related parties consist of the following:

Amounts paid by MBI on behalf of LTSI:
Consulting fees	$392,609
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

$552,149

8.	WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      Shares outstanding for the loss per share calculation are as follows:

Period
March 25, 2005
(Inception) to
September 30,
2005

Shares outstanding September 30, 2005	79,959,423
Give effect to the prospective one-for-fifty reverse stock split	÷ 50

Shares outstanding after proposed split	1,599,188
Shares to be issued for MBI	4,779,998
Shares to be issued for Lakeview	240,000
Shares to be issued for Northland	640,000
Shares to be issued for services	87,000

Weighted average shares outstanding for Loss Per Share Calculation	7,346,186

9.	SUBSEQUENT EVENTS
      In order to finance its acquisitions and working capital requirements, the Company borrowed $638,000 from private parties and such amount was outstanding at September 30, 2005. As of December 31, 2005, all of these notes were in default and the Company has issued warrants to purchase 3,200,000 shares of common stock at an exercise price of $0.20 per share for three years as an inducement to the note holders to extend the terms of their notes and as an inducement to the guarantors to renew their pledges.
      The Company has engaged an investment banker to assist the Company in the private placement of $1,600,000 of convertible notes and a subsequent equity placement of $10,000,000. As of February 16, 2006, $150,000 of additional capital has been raised for which fees and commissions of $18,000 were paid.

10.	GOING CONCERN
      The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern.
      The Company is actively seeking additional financing and has engaged an investment banker to assist in a private placement of $1,600,000 of convertible notes and a subsequent equity placement of $10,000,000. As of February 16, 2006, $150,000 of additional capital has been raised for which fees and commissions of $18,000 were paid.

INDEX TO EXHIBITS

Exhibit No.		Description

31	(i)	302 Certification of Chief Executive Officer
31	(ii)	302 Certification of Chief Financial Officer
32	(i)	906 Certification of Chief Executive Officer
32	(ii)	906 Certification of Chief Executive Officer
Exhibits Incorporated by Reference
Form 8-K filed on June 3, 2005, detailing the acquisition of MBI Mortgage and funding on the purchase.
Form 8-K filed November 18, 2005, detailing the acquisition of Lakeview Mortgage and Northland Funding. Funding of these purchases through loans and stock issuances, the engagement of Spencer, Clarke LLC as an investment banker, and appointment of two new Directors and Patrick A. McGeeney as President and CEO.