Form 10QSB
period 2005-12-31
LOCAL TELECOM SYSTEMS INC
filed 2006-03-13
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
Commission File No. 2-42114
LOCAL TELECOM SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada (State of incorporation)	75-1310613 (I.R.S. Employer I.D. No.)
1845 Woodall Rodgers Freeway, #1225
Dallas, TX 75201
(Address of principal executive offices)
Registrant’s telephone number, including area code: (214) 468-0000
Securities registered pursuant to Section 12(g) of the Act
Common Stock, Par Value $0.0167
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                          Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐
YES    ☑                           NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
On December 31, 2005 the Registrant had 79,959,423 shares of its common stock outstanding par value $0.0167 per share outstanding.

Index
LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated balance sheets – December 31, 2005 and September 30, 2005.

Consolidated statements of operations – three months ended December 31, 2005 and 2004.

Consolidated statements of cash flows – three months ended December 31, 2005 and 2004.

Notes to consolidated financial statements – December 31, 2005.

Item 2.	Plan of Operation

Item 3.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures
Certification
Certification
Certifications

FORWARD-LOOKING STATEMENTS
     This form 10-QSB and the documents incorporated by reference in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties, and assumptions related to the following:
•	changes in tax laws;

•	other federal and state laws and regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on key producers, and services of key personnel;

•	risks associated with acquisitions;

•	significant intangible assets; and

•	our dependence on information processing systems and risk of errors or omissions.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-QSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, result of operations, growth strategy and liquidity.

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$68,014	$68,918
Accounts receivable		70,433
Prepaid expenses	2,772	8,183
Deferred debt issue cost	302,105	334,246

Total Current Assets	372,891	481,780

Goodwill	2,033,161	2,023,161

Equipment, Net	258,173	265,874

Other Assets	9,554	5,976

Total Assets	$2,673,779	$2,776,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$962,900	$559,379
Accounts payable	75,517	216,751
Accrued liabilities	145,468	176,056
Accounts payable — related parties	686,548	552,149
Dividend payable	19,953	—

Total Current Liabilities	1,890,386	1,504,335

Unissued Preferred Stock	1,150,000	1,150,000

Unissued Common Stock	2,700,468	2,649,168

Total Liabilities	5,740,854	5,303,503

Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.0167 par value, 100,000,000 shares authorized, 79,959,423 shares issued and outstanding	1,335,323	1,335,323
Paid in capital	510,039	(922,461)
Accumulated deficit	(4,912,437)	(2,939,574)

Total Stockholders’ Equity	(3,067,075)	(2,526,712)

Total Liabilities and Stockholders’ Equity	$2,673,779	$2,776,791

See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended

	December 31,
	2005	2004
	(Unaudited)
Loan origination revenue	$1,205,921	$—

Operaring expenses
Compensation	1,027,168	—
General and administrative	480,683	5,338
Depreciation	12,298	—

Total Operating Expenses	1,520,149	5,338

Loss from Operations	(314,228)	(5,338)

Interest Expense	1,674,136	—

Loss before Taxes	(1,988,364)	(5,338)

Income Taxes	—	—

Net Loss	(1,988,364)	(5,338)

Dividends	34,499

Net Loss Attributable to Common Shareholders	$(2,022,863)	$(5,338)

Per Share
Basic	$(0.03)	$(0.00)

Weighted average shares outstanding — basic	79,949,423	16,284,423

See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended

	December 31,
	2005	2004
	(Unaudited)
Operating Activities
Net loss	$(1,988,364)	$(5,338)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	12,298	—
Amortization of debt issue costs	1,539,591
Changes in operating assets and liabilities (excluding the effects of acquisitions)
Accounts receivable	70,433
Prepaid expenses	5,411
Other assets	3,578
Accounts payable	(141,234)
Accrued liabilities	(30,588)
Accounts payable — related parties	134,399

Cash used by operating activities	(394,476)	(5,338)

Investing Activities
Purchases of equipment	4,597

Cash used by investing activities	4,597	—

Financing Activities
Proceed from issuance of notes payable	623,521	5,000
Payments of notes payable	(220,000)
Dividends paid	(14,546)

Cash provided by financing activities	388,975	5,000

Net Increase in Cash	(904)	(338)
Cash and Cash Equivalents at Beginning of the Period	68,918	2,691

Cash and Cash Equivalents at End of the Period	$68,014	$2,353

Supplemental Disclosure for Cash Paid During the Period:
Interest paid	$—	$—
Income taxes	$—	$—
Supplemental Non-Cash Information
See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Period Ended December 31, 2005
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Local Telecom Systems Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. On March 25, 2005, the Company purchased all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”), an unrelated entity, engaged in mortgage lending and related activities. The Company is in the business of originating and selling residential mortgages some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”).
The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America and have been consistently applied in the preparation of financial statements.
Basis of Accounting
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MBI, and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany transactions have been eliminated in consolidation.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No 131 “Disclosures about Segments of an Enterprise and Related Information.” Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Revenue Recognition
Revenues are primarily earned from loan origination fees and gains on sales of loans. Income from loan origination activities is recognized at the time title closes on the residence. Income from sales of loans occurs when a loan is sold to investors and cash is received.
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

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. NOTES RECEIVABLE
On May 4, 2005, the Company committed to issue 100,000 shares of its authorized but un-issued preferred stock in exchange for a $1,150,000 second lien on residential property owned by a related party. The real estate securing the Mortgage is subject to a first lien held by an unrelated party.
The Company has failed to perfect its lien on the property and has recorded an impairment loss of $1,150,000 in the prior period.
3. INCOME TAXES
Income tax benefit differs from the amount computed by multiplying the loss before income taxes by the statutory tax rate. The reasons for these differences and the related tax effects are:

Tax Benefit at a Statutory Rate (35%)	$695,927
Non-deductible share payments	(538,856)
Other Non-Deductible Expenses	(3,900)

$153,171

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets are as follows:

Deferred Tax Assets	$153,171
Valuation Allowance	(153,171)

Net Deferred Tax Assets	$—

A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax loss carry forward.
4. STOCKHOLDERS’ EQUITY
On September 30, 2004 the Company reported outstanding common stock of 16,284,423 shares. On May 25, 2005 the Company reported total common stock outstanding of 79,959,423 shares. The increase occurred as a result of a Board of Directors’ resolution effective March 23, 2005 that the following restricted common stock was issued, and were issued subsequent to the end of the quarter ended March 31, 2005.
a)	18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees.

b)	15,000,000 shares for consulting on acquisitions and financing, and,

c)	30,000,000 shares to reconvert the outstanding preferred stock to common shares.

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. STOCKHOLDERS’ EQUITY (continued)
All Common and preferred shares of the Company’s stock, from this date, refer to post-split shares unless otherwise noted or previously issued.
Subsequent to the split and prior to December 31, 2005, the Company:
1.	Issued 4,924,998 shares of common stock to various parties with the acquisition of MBI Financial Services, Ltd.

2.	Issued 260,000 shares of common stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

3.	Issued 640,000 shares of common stock to the former owners of Northland Funding Group, Inc.

4.	Issued 87,000 shares of common stock to various officers, directors and vendors in return for services.

5.	Issued 95,000 shares to an unsecured note holder in return for an extension of the due date of the note.
As a result of the foregoing, the Company has 6,006,898 un-issued shares of common stock committed pending regulatory approval of the one-for-fifty reverse split.
In addition, the Company had warrants to purchase 9,733,376 shares of common stock outstanding at December 31, 2005 attributable to the following:
1.	Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $1.00 per share for one year and 1,599,188 shares for $2.00 for two years.

2.	Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services, Ltd. For 1,710,000 shares at a price of $0.20 to $0.35 per share for three years.

3.	Warrants issued in connection with the acquisition of Northland Funding Group, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $0.20 per share for three years.

4.	Warrants issued to a note holder in connection with an extension of the note to purchase 150,000 shares at a price of $0.20 for three years.

5.	Warrants issued to various note holders and note guarantors in connection with the extension of maturities on the notes and continuing collateral pledges – 3,200,000 shares exercisable over three years at prices of $0.20 to $0.30 per share.

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Month Period Ended
	December 31,
	2005	2004
Numerator
Loss for basic and diluted loss per common share	($1,938,364)	($5,338)

Denominator
Basic loss per common share – weighted average Shares outstanding:	79,949,423	16,284,423

Per Common Share
Basic Loss per common share:	($0.03)	$0.00

No diluted loss per common share is presented as such presentation would be anti-dilutive.
6. SUBSEQUENT EVENTS
In order to finance its acquisitions and working capital requirements, the Company borrowed $779,379 from private parties and such amount was outstanding at December 31, 2005. The Company has issued warrants to purchase 3,200,000 shares at an exercise price of $0.35 per share for three years as an inducement to the note holders to extend the terms of their notes and as an inducement to the guarantors to renew their pledges.
The Company has engaged an investment banker to assist the Company in the private placement of $1,600,000 of short-term convertible notes and a subsequent equity placement of $10,000,000. As of February 16, 2006, $250,000 of additional capital has been raised for which fees and commissions of $30,000 were paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Disclosure Regarding Forward-Looking Statements
This Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words “anticipates,” “believes,” “expects,” “intends,” “future,” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.
(a) Plan of Operations
General Discussion
For the two years prior to June 30, 2004 the primary focus of the Company was to secure funding for the expansion of the prepaid telephone business. The delay and limited funding caused the Company to lose a significant portion of its customer base, and certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote and advertise the Company’s services.
Because of the capital deficiency, on June 30, 2004 the Company discontinued the prepaid telephone services business and took the steps to limit liabilities and expenses as it began the process to change business direction. The Company sought an appropriate business partner and evaluated business opportunities.
Effective April 1, 2005, the Company entered the mortgage lending business with the acquisition of MBI Mortgage Service, Ltd (“MBI”). The Company purchased all of the outstanding common stock of MBI for a purchase price of $1 million consisting of 4,775,000 shares of the Company’s common stock and $300,000 of short-term notes.
On September 30, 2005 the Company acquired two more entities in the mortgage business.
•	Northland Funding Group, a mortgage broker and banker was acquired for $1,300,000, and

•	Lakeview Mortgage, Inc., a mortgage broker was acquired for $825,000
The combined purchase price of $2,125,000 was funded with;
•	900,000 shares of the Company’s common stock

•	Warrants to purchase 1,225,000 shares of the Company’s common stock

•	Short term notes of $225,000
These three companies are operated as a unified mortgage brokerage and banking business from MBI’s principal office in Austin, Texas serving the markets in Austin, Conroe and Laredo, Texas. All of these companies were operated for the entire quarter ended December 31, 2005.

Generally, the period from November 1 to April 15 are the slowest for the mortgage origination. During the quarter ended December 31, 2005, housing sales slowed and mortgage interest rates began to increase.
Results of Operations
For the Quarter ended December 31, 2005, the MBI subsidiary showed the following results of operations:

Revenues	$1,205,921

Operating loss before interest	(229,635)

Interest expense	51,047

Operating Loss	($280,682)

The Company is attempting to formulate an operating plan to restore these businesses to the level of profitability contemplated when they were acquired. However, there can be no assurance the Company can restore these businesses to profitability.
Future Operations
The Company continues to seek acquisitions in the mortgage brokerage and banking business. However, there can be no assurance that businesses meeting the Company’s acquisition criteria can be located, that the Company will have the funds sufficient to consummate the acquisitions or that, once acquired, the Company will be able to manage the acquired business(es) on a profitable basis.
Liquidity and Capital Resources
The Company is totally dependant on outside capital sources to sustain operations and pursue its acquisition program.
•	During the quarter the Company engaged an investment advisor to assist in securing $1.6 million of short-term financing and $10 million of follow-on equity financing. As of February 16, 2006, a total of $250,000 had been raised from this source.

•	The Company had raised $873,379 from shareholders and third parties on a short-term basis. As of February 16, 2006, $653,379 of these notes were in default. In order to secure an extension of these loans the Company has had to issue additional shared and warrants to purchase additional shares to the note holders and collateral pledges. To date, 3,350,000 additional shares have been issued or warranted.

•	Continuing losses in the Company’s MBI operating subsidiary will place additional demands on the Company’s capital resources.
There can be no assurance that the Company can secure the necessary capital to continue or that the losses in the MBI subsidiary can be eliminated.

ITEM 3. CONTROLS AND PROCEDURES
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
(a) Evaluation of Disclosure Controls
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the Commission, and to process, summarize and disclose this information within the time period specified in the rules of the Commission. The Company’s Chief Executive and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the Commission, for the evaluation of the effectiveness of theses procedures. Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting related to preparing information in a timely manner for filing of required reports with the Commission. Accordingly, management has concluded that its disclosure controls and procedures are not effective.
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

LOCAL TELECOM SYSTEMS, INC. (Registrant)
/ s / William R. Miertschin
Date: February 28, 2006	By:	William R. Miertschin, Chairman of
the Board of Directors

Part II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings outstanding against the Company as of December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period.
Item 3. Defaults Upon Senior Securities
There were no defaults on senior securities as of December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter.