Form 10KSB/A
period 2003-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-03-21
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2003
Commission file number: 2-42114

Local Telecom Systems, Inc.
(Name of Small Business Issuer in Its Charter)

State of Nevada	75-1310613

(State or Other Jurisdiction of	(I.R.S. Employer Identification No)
Incorporation or Organization)
1845 Woodall Rodgers, Suite 1225, Dallas, Texas 75201

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
Yes ☑                                          No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
State issuer’s revenues for its most recent fiscal year $ 237,788
The aggregate market value of common equity held by non-affiliates of the Registrant was $1,053,165 as of January 13, 2004, based on the price of the common stock, $.0167 par value, of the Registrant, ($.095 per share) at the close of the market on that day.
The number of shares outstanding of the Registrant’s common stock on September 30, 2003, was 13,371,242 shares and on December 31, 2003 had 16,284,423 shares outstanding. The Company also has 600,000 shares of preferred stock outstanding as of September 30, 2003.

PART I
Item 1. Description of Business
(a) Business Development
Local Telecom Systems, Inc. (the “Company”) was organized on February 19, 1969, as a corporation under the laws of the State of Nevada, under the name of International Royalty & Finance Co. for the general purpose of engaging in exploration for oil and gas, and on December 23, 1971, the name of the Company was changed to International Royalty & Oil Co. (IROC). Again on July 10, 1996, the Company changed its name to Signature Motorcars, Inc., in anticipation of entry into the car rental business; however, the anticipated merger was never consummated. In 1997, the Company began acquiring working interests, royalties, and overriding royalties in oil and gas properties within the United States and in foreign countries. However, with the decline of oil and gas prices in 1998, the Company began evaluating opportunities in other industries. On February 22, 2002 the Company entered into a merger agreement with Local Telecom Systems, Inc. and agreed to change its name to Local Telecom Systems, Inc.
During its fiscal year ended September 30, 2003 the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company did during the fiscal year ended September 30, 2002, enter into a merger agreement with Local Telecom Systems, Inc. as well as effect a partial distribution of the Company’s assets.
August 30, 2002 was the effective date of this acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they conveyed the property, rights, privileges, agreements, tariffs and various license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company’s common stock.
At a shareholders’ meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company’s four wholly owned subsidiaries.The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company’s common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company now has 100,000,000 shares authorized for issuance, 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.
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
On September 22, 2003 the Company issued 2,436,000 shares of restricted common stock to a group of accredited investors in Europe. Also during September a total of 1,559,657 shares were issued for consulting services and also 45,000 shares were issued to directors for their director’s fees. On September 30, 2003 the Company had 13,371,242 common shares issued and outstanding and 600,000 preferred shares issued and outstanding.
(b) Business of Issuer
The Company, Local Telecom Systems, Inc. (LTSI), offers local and long distance service on a prepaid basis. Specifically, local services include a “bare bones” product providing unlimited local dial tone and 911 emergency access with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.
LTSI purchases phone services from the incumbent local exchange carrier (ILEC) at deep discounts (currently up to 26%) and resells the service on a prepaid basis at a premium, allowing attractive profit margins. The markets are households without phone service due to lack of credit history or a poor Credit history, and/or the inability to pay a deposit.
LTSI is a flat rate service provider with its customer base in Texas, New Mexico and Arizona as of September 30, 2003. LTSI is not a measured service provider, which is when service is provided on a “per call” or “minute basis”.
LTSI is a local telephone service reseller with an acquired three-year-old customer base in Texas, New Mexico and Arizona. LTSI has the necessary licenses and interconnect agreements to offer, on a national basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance. The following are brief highlights of LTSI business:
Experience — LTSI management has been in the prepaid industry since 1997 shortly after the passage of the Telecommunications Act of 1996 and has years of experience in the prepaid local telephone eseller niche, primarily the Hispanic market. LTSI also has consulting contracts with individuals that have extensive communications experience.
Hispanic Market — The Hispanic market has a higher growth rate than other demographic sectors, unusual brand loyalty, and twice the national average propensity for prepaid telephone service.
Economics — The prepaid telephone service reseller business has attractive margins, minimal capital expense and minimal bad debt. LTSI acquires heavily discounted telephone service from the incumbent local exchange carriers, such as Southwestern Bell, Bell South, Sprint, Verizon and Qwest and charges premium rates yielding above average profit margins. Additionally, customers must pay prior to receiving service, thereby mitigating bad debts.

Risk Factors
Termination of License/Certificate — Failure to pay Utility Tax, Line Charge or license fees in the states in which we operate would result in a termination of LTSI’s license and/or certificate within the state. Unauthorized change in service provider, known as “Slamming”, would also terminate a license or certificate to do business as a reseller of local phone service. Although the Company does not intend on allowing any of these events to occur, if any do occur, the Company would be prohibited from engaging in the local telephone service market, which would have a material adverse effect on the Company.
Dependence on Third Parties — The Company depends on many consultants, vendors and suppliers to conduct business. For example, with expected growth, the Company may require the use of a billing service to mail the monthly invoices to our customers and the Company may also use a telemarketing company for subscribing new customers during an advertising campaign. LTSI is not equipped with the necessary personnel or equipment to handle either of these services and is therefore dependent to outsource these types of services. A loss of any one of these third parties would significantly disrupt our operations.
Dependence Upon Management — The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, Katey Daniel, Arthur Berger and William Miertschin. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.
Incumbent Local Exchange Carrier (ILEC) — The Company purchases phone lines from the ILECs at a discount and resells the lines on a prepaid basis; however, the ILEC companies could offer those same lines to the Company’s customers. For the most part the ILECs are not interested in this market and have set their pricing and restrictions to exclude most of our target market. However, ILEC’s may compete directly with the Company, which would drastically increase competition and likely impair our business.
Incumbent Based Operation- The Company is a resale based operation and not a facility based operation and therefore any Acts of God, Terrorist Acts or Union Strikes that cause phone service to be interrupted will result in the Company’s total dependence on the ILEC provider to restore operations in a timely fashion. Poor service provided by our ILEC could result in the loss of customers to our Company.
The Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect our Financial Results — Many competitive local exchange carriers and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on the Company’s financial stability, may diminish its ability to obtain further working capital and may adversely affect the willingness of potential customers to move their communications services to a competitive local carrier like Local Telecom Systems, Inc.
Competition and Markets
The telecommunications industry is highly competitive. The Company believes that the principal competitive factors affecting its business are pricing levels and clear pricing policies, customer service, accurate billing and, to a lessor extent, variety of services. The Company’s ability to compete effectively depends upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors.
To maintain its competitive posture, the Company believes it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could materially adversely affect the Company. Many of the Company’s current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than we do or expect to have in the near term.

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
The Act of 1996 has significantly increased the level of competition in our local exchange markets. One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECS’s), to permit competitive local exchange carriers, or CLEC’s, including our Company, to purchase service from the ILEC for resale to CLEC customers and interconnect the CLEC’s network with the ILEC’s network. As a result, competition in the local exchange markets is expected to continue to increase.
Governmental and Other Regulations
LTSI is subject to regulation by the Public Utility Commission, FCC and each of the Utilities Boards in each state in which LTSI holds a license/certificate.
LTSI operates our telephone businesses pursuant to license/certificates and various rules and regulations promulgated by these agencies. Although not anticipated to occur, these agencies have the authority to terminate LTSI’s right to provide services if they fail to comply with those rules and regulations.
Agencies, like the FCC, require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC’s regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.
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

The Telecommunications Act is intended to increase competition. This Act was designed to open the local services market by requiring incumbent local carriers to permit interconnection to their networks and establishing incumbent local carriers’ obligations with respect to:
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
     Interconnection. Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, co-location of the requesting carrier’s equipment in the incumbent local carriers’ premises must be offered, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to co-location.
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
Personnel
As of September 30, 2003, the Company had four (4) full time employees plus both full and part time consultants in addition to the Company’s officers and directors.
Item 2. Description of Property
LTSI corporate offices are located at 1845 Woodall Rodgers, Suite 1225, Dallas, Texas. These offices are leased by LTSI from Llewellyn Realty. The monthly rental payable by LTSI is $3,100. LTSI also pays the utilities and insurance. The office lease is a month-to-month lease.

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
Item 4. Submission of Matters to a Vote of Security Holders
Holders of a majority (7,829,179 shares of 15,000,000 outstanding shares) of the Company’s outstanding shares of common stock met at a special meeting of stockholders on February 22, 2002, and voted to approve the merger acquisition of Local Telecom Systems, Inc. (LTSI) and restructure the Company for that purpose with a four (4) shares for five (5) shares reverse stock split and the issuance of new shares for the acquisition of LTSI and related assets. At the same meeting it was also approved to distribute stock in each of the four wholly owned subsidiaries to the existing stockholders on a one (1) share for three (3) shares basis with no additional cost. All 7,829,179 shares voted for each matter and no shares voted against any matter and no shares abstained from voting on any matters.
The Company plans to hold its annual meeting for 2003/2004 during the first half of 2004.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Market Information
The Company’s shares became listed on the Electronic Bulletin Board in March 2003 with trades as high as $0.55 and as low as $0.05. The shares are traded under the symbol “LTSY” for the shares (11,085,952 shares) held by non- affiliates of the Registrant on September 30, 2003. On January 13, 2004 the stock price was $0.06 Bid and $0.095 Ask.
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

(b) Holders
The approximate number of security holders of record of the Company’s common stock on January 12, 2004 was 1,522. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.
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
Item 6. Plan of Operations
Disclosure Regarding Forward-Looking Statements
This Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words “anticipates,” “believes, “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.
General Discussion
The primary focus during the 2002/2003 fiscal year was to audit the acquisition/merger, to seek listing on the Electronic Bulletin Board and fund the Company’s growth. These filings were made and a successful listing was made in March 2003 under the symbol “LTSY”. Prior to and following the Company’s listing several attempts were made to secure funding, unfortunately, it was not until August 2003 that limited funding was achieved. The delay in funding caused the Company to loose a significant portion of its customer base plus certain licenses expired in various states. Revenues declined as a result of not having the available working capital to promote the Company’s services. A funding campaign is planned during 2004 to initiate a program to reestablish the Company’s customer base.
Liquidity and Capital Resources
Prior to the acquisition of Local Telecom Systems, Inc. the Company had sufficient cash and or revenues to carry on the Company’s limited operations. On September 30, 2003 the Company had current assets of $34,708 compared to $20,515 on September 30, 2002 and current liabilities of $213,911 and $309,744 respectively for ratios of current assets to current liabilities of .16 to 1 on September 30, 2003 compared to .07 to 1 on September 30, 2002 an improvement due to an increase in cash on hand and reduction in current liabilities. The Company continues to seek additional working capital through an equity financing. These funds will be used to promote the Company’s prepaid telephone services in its core states, Texas, New Mexico and Arizona followed by identifying the next top states with the largest Hispanic population to further build the Company’s revenues.
Assets and Liabilities
During the fiscal year ended September 30, 2002 the Company distributed all the assets to its four former subsidiaries. The Company elected to write down its basis in the Intangible Assets and Licenses acquired as the customer base decreased due to the lack of funding to continue the advertising and promotion campaign planned for the fall of 2002 and spring of 2003. The Intangible Assets were $721,116 and Licenses $525,000 on September 30, 2002 were reduced to $241,116 and $265,000 respectively to more fairly represent the impairment of the Company’s business operations incurred during the fiscal year ending September 30, 2003.
The Company’s liabilities on September 30, 2002, were $309,744 for accounts payable and accrued liabilities compared to $181,411 on September 30, 2003. Thereduction in accounts payables were primarily due to the lower amount of taxes and debt for equity due on September 30, 2003.
Results of Operations
The Company formed the LTS Unit Investment Trust (“UIT”) in March 2003 to finance the growth and expansion of the Company. The trust contained a total of 705 units to raise a maximum of $3,525,000 from this funding program. Only a small amount ($32,500) was received from this UIT, which was recorded as a note payable. The Company discontinued the UIT offering on June 30, 2003. See Note 4 for additional information in the accompanying financial statements.
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
Net Income (Loss)
The Company incurred a Net Loss of $917,925 for the year ended September 30, 2003, and a Net Loss of $514,863 for fiscal year ended September 30, 2002. The losses incurred in fiscal 2002 were attributable to a $477,843 distribution of assets through a Subsidiary Stock Dividend. Approximately half of the losses incurred in fiscal 2003 were the write down of assets (Impairment Loss) of $484,526 due to the loss by attrition of the Company’s existing customer base in it’s core business as advertising was substantially reduced. See Note 3 for additional information in the accompanying financial statements.
The Company also incurred significant expenditures in Legal and Professional Services ($90,948), Consulting ($154,000) and Salaries, Wages, Transfer Agent Fees ($117,676). These categories total $362,624 of which $291,859 was paid by equity through the issuance of the Company’s restricted common stock. See Consolidated Statement of Changes in Stockholders’ Equity and Note 2 in the Company’s financial statements for September 30, 2003 for additional information.
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
American Institute of CPA’s
Texas Society of CPA’s
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
To the Board of Directors and Shareholders
Local Telecom Systems Inc.
We have audited the accompanying balance sheet of Local Telecom Systems Inc. (“Company”) as of September 30, 2003 and the related statement of operations, changes in stockholders’ equity, and statement of cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
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

/s/ Clyde Bailey
Clyde Bailey
Certified Public Accountant
January 6, 2004
San Antonio, Texas

LOCAL TELECOM SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004

A S S E T S
Current Assets

Cash	$2,691

Total Current Assets		2,691

Total Assets		$2,691

L I A B I L I T I E S
Current Liabilities
Accounts Payable and accrued expenses	125,413

Total Liabilities		125,413

Commitments and Contingencies		0
S T O C K H O L D E R S ’ E Q U I T Y
Preferred Stock, par value $.10 per share	60,000
authorized shares 1,000,000 shares, 600,000 shares outstanding Common Stock	271,950
Additional Paid-in-Capital	9,456,612
Accumulated Deficit	(9,911,284)

Total Stockholders’ Equity (Deficit)		(122,722)

Total Liabilities and Stockholders’ Equity		$2,691

The accompanying notes are an integral part of the financial statements.

LOCAL TELECOM SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	September 30	September 30
REVENUES:	2004	2003
Revenues	$97,674	$237,788

Total Revenues	97,674	237,788
COST OF REVENUES
Telephone Services	$75,102	$179,923

GROSS PROFIT	$22,572	$57,865
EXPENSES:
Legal and Professional Services	17,271	90,948
Advertising	—	14,250
Impairment Loss	319,308	484,526
Depreciation	4,026	8,051
Consulting	19,420	154,000
Salaries, Wages, and Transfer Agent Fees	96,422	117,676
Other Selling, general & administrative expenses	35,498	107,112

Total Expenses	491,945	976,563
Operating Income	(491,945)	(918,698)
OTHER INCOME (EXPENSES)
Interest Income	—	0
Effect of Subsidiary’s Stock Dividend	—	—
Other Income (expenses)	—	773

Loss from Continuing Operations	$(491,945)	$(917,925)
DISCONINUED OPERATIONS:
Discontinued Operations	$(61,076)	$—

Net Loss	$(553,021)	$(917,925)

Basic and Diluted Earnings Per Common Share	(0.03)	(0.07)

Weighted Average number of Common Shares used in per share calculations	15,556,712	12,520,582

The accompanying notes are an integral part of the financial statements.

LOCAL TELECOM SYSTEMS INC.
Consolidated Statement of Changes in Stockholders’ Equity

						Additional				Total
	Common Stock			Preferred Stock		Paid-In		Accumulated		Stockholders’
	Shares		Amount	Shares	Amount	Capital		Deficit		Equity
Balance September 30, 2002	39,330,585	#	656,820	—	—	8,780,662	#	(8,440,338)	#	997,144

Conversion of Common to Preferred Stock	(30,000,000)		(501,000)	600,000	60,000	441,000				—
Stock Issued for Consulting	1,540,000		25,718			128,282				154,000
Stock Issued for Legal Services	64,657		1,080			63,577				64,657
Stock Sold for Cash	2,436,000		40,681			20,562				61,243
Net Loss	—		—	—	—	—		-(917,925)		(917,925)
Balance September 30, 2003	13,371,242		223,299	600,000	60,000	9,434,083		(9,358,263)	#	359,119

Stock Issued for Consulting	25,000		419			2,082				2,501
Stock Sold for Cash	2,888,181		48,233			20,447				68,680
Net Loss	—		—	—	—	—		(553,021)		(553,021)

Balance September 30, 2004	16,284,423		271,950	600,000	60,000	9,456,612		(9,911,284)		(122,722)

     See accompanying notes to Consolidated Financial Statements.

LOCAL TELECOM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twelve Months Ended
	September 30	September
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(553,021)	$(917,925)
Adjustments to reconcile net income (loss) to net cash provided(used) to operating activities:
Depreciation	4,026	8,051
Stock Issued to Consultants	2,502	154,000
Stock Issued for Legal Services	—	64,657
Discontinued Operations	83,648
Impairment Loss	319,308	484,526
Effect of Subsidiary’s Stock Dividend		—
Accounts Receivable	—	14,281
Accounts Payable and accrued expenses	(4,576)	98,831

Total Adjustments	404,908	824,346

Net Cash provided (used) in Operating Activities	$(148,113)	$(93,579)

Cash Flows from Investing Activities:

Notes Receivable:
Advances	—	—
Collections	—	0
Acquisition	—	—

Net Cash provided (used) in Investing Activities	$—	$—

Cash Flows from Financing Activities:

Common Stock	89,553	89,553
Note Payable	32,500	32,500

Net Cash provided (used) by Financing Activities	$122,053	$122,053

Net Increase (Decrease) in Cash	$(26,060)	$28,474

Cash Balance, Beginning of Period	28,751	277

Cash Balance, End of Period	$2,691	$28,751

Supplemental cashflow informaiton:
Cash Paid for interest	$—	$—
Cash Paid for income taxes	$—	$—

LOCALTELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Description of Business
Local Telecom Systems Inc. (formerly Signature Motorcars, Inc.) (the “Company”) was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company’s public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company’s controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company. As part of the merger agreement, the Company agreed to the name change to Local Telecom Systems, Inc. The effective date of the agreement was August 30, 2002.
          Basis of Presentation
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          Principles of Consolidation
At the shareholders’ meeting held on February 22, 2002, the shareholders approved stock dividends to the shareholders of 100% of the outstanding common stock of four wholly owned subsidiaries. The effective date of these stock dividends was to be prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on a one (1) share for three (3) shares basis.
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
          Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
          Net Loss Per Common Share
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”).
SFAS
128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the

LOCALTELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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
          Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).
SFAS 109 utilizes the asset and liability method of computing deferred income taxes.
The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
          Impairment of Long-Lived Assets
The Company follows SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in Circumstances indicate that the carrying amount of an asset may not be recoverable.
          Recent Accounting Pronouncements
Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major

LOCALTELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.
Goodwill and Other Intangible Assets
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and Intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.
Impairment or Disposal of Long-Lived Assets
In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, and the accounting and reporting provisions of accounting Principles Board Statement (“APB”) 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.
Accounting for Costs Associated with Exit or Disposal Activities
In July 2002, the FASB issued SFAS No. 146 , “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces “Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

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
On August 3, 2003 30,000,000 shares of common stock was converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares, Richard M.Hewitt for 1,000,000 shares, Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares being the current officers and directors of the Company. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each shares of preferred stock. Each shares of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically converted into common stock by the Company.
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
4. NOTE PAYABLE
The Company formed the LTS Unit Investment Trust (“UIT”) in March 2003 to finance the growth and expansion of the Company. The trust contained a total of 705 units with a total amount of $3,525,000 to be raised. As of September 30, 2003, a total of $32,500 has been recorded as a note payable. The structure of the offering is for UIT to receive 60% of the net profit unit until repaid in full. Also, each unit receives 7,500 shares of common stock for each unit ($5,000) funded. The Company discontinued the UIT offering program on June 30, 2003.
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
The transaction is being accounted for as a “purchase” following the procedures of SFAS 142, “Accounting for Business Combinations.

LOCALTELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
     The following table summarizes the estimated fair value of the assets of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$20,582
Fixed Assets	35,000
Goodwill	721,116
Licenses	525,000
Debt Assumed	(415,803)

Net Assets Acquired	$885,895

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
9. GOING CONERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, the issues related to unpaid telephone excise tax and a potential debt that was not assumed raises substantial doubt about its ability to continue as a going concern. The stockholders/ officers and or directors have committed to advancing operating costs of the Company interest free to continue operations for the next twelve months, but they are not legally obligated to do so.
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
William R. Miertschin, President, Chief Executive Officer, and Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. A 1972 graduate of the University of Texas at Austin, with a BA in Mathematics, he completed additional courses in petroleum engineering at the University of Texas of the Permian Basin in 1978. Beginning his oil and gas career in 1975, Miertschin served as an Engineer with the Baroid Division of NL Industries in Odessa, Texas. From 1977 to 1979, Mr. Miertschin was Drilling Supervisor for Gulf Oil Exploration and Production, being the first trainee to complete Gulf Oil’s drilling and production engineering training program. Thereafter, he was employed with Mesa Petroleum (1979-1985) as Corporate Supervisor of Regulatory and Safety in Amarillo, Texas, and as Drilling Supervisor and Senior Drilling Engineer in Midland and Amarillo, Texas, managing Mesa’s corporate drilling and completion operations for all of the Permian Basin Division, Texas Panhandle and Kansas. In 1986 he graduated from the Leadership Amarillo Program of the Amarillo Chamber of Commerce. A former member of the Society of Petroleum Engineers, Mr. Miertschin has served as an expert witness before the Kansas Corporation Commission (KCC) and the New Mexico Oil Conservation Commission (NMOCC) on regulatory affairs, drilling and completion, and analysis of potential production purchases. He also served on the Oil and Gas Advisory Committee to KCC to revise statewide rules in Kansas. Mr. Miertschin has been active in the oil and gas industry as an investor and operator, and has been in private practice as a consultant in the Dallas-Fort Worth area for the last fourteen (14) years. Since 1997, Mr. Miertschin has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities. Mr. Mierstchin is also currently serving as the President of each of the former subsidiaries of the Company. See Item 13 “Certain Relationships and Related Transactions.” Also, he is currently a Vice-President of the Dallas Safari Club.

Arthur R. Berger, CPA, Chief Financial Officer. Mr. Arthur R. Berger is a CPA, licensed in the State of Texas. Mr. Berger has an undergraduate degree from Southern Methodist University and two master’s degrees from the University of Illinois. He has had senior executive responsibilities in several industries including manufacturing and financial services. Mr. Berger is a former partner in Arthur Andersen & Co.’s consulting group. Prior to joining the LTSI’s management team, Mr. Berger had a successful professional practice. In that capacity, Mr. Berger worked with other key LTSI personnel and has been associated with LTSI for over 2 years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of reports filed with the Company, several persons (William Miertschin, Amber Smith, Tracey Norris, Arthur Berger, Katey Daniel and Richard M. Hewitt) have not file all reports regarding transactions in the Company’s securities required to be filed pursuant to Section 16(a) under The Securities Exchange Act of 1934.
Item 10. Executive Compensation
The Company’s total remuneration for annual salary and bonuses does not exceed $100,000 per officer. The Company currently does not have a compensation committee, however, since the merger with Local Telecom Systems, Inc. an independent compensation committee will be formed to evaluate the annual remuneration for each of its officers.

		Annual
Name	Position	Compensation
William Miertschin	President & CEO	$30,000
Katey Daniel	Secretary	$12,000
Arthur R. Berger	CFO	$30,000
Amber Smith	Treasurer	$6,000

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
Item 11. Security Ownership of Certain Beneficial Owners and Management
The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company’s common stock (16,284,423 shares) and voting shares on January 14,2004:

	Name and Address	Number of		Percent
Title of Class	of Beneficial Owner	Shares Owned		of Class
Common Stock	Connect Holding Corp.	330,000	*	2.026
$0.0167 Par Value	1133 Empire Drive
	Dallas, Texas 75247

Common Stock	Sammy Dog, Ltd.	330,000	**	2.026
$0.0167 Par Value	400 North Bailey Ave.
	Fort Worth, Texas 76107

Common Stock	Ivan Webb	1,481,085		9.095
$0.0167 Par Value	901 West 6th Street
	Cisco, Texas 76437

Common Stock	John Davis	1,828,181		11.226
$0.0167 Par Value	Hillandale, Seaway Lane
	Torquay, Devon
	United Kingdom TQ2 6PN

*	Connect Holding Corp. has 250,000 shares of preferred stock, which has voting rights equal to 12,500,000 shares of common stock.

**	Sammy Dog, Ltd. has 250,000 shares of preferred stock, which has voting rights equal to 12,500,000 shares of common stock.
Executive Officers and Directors

Common Stock	William R. Miertschin	314,163	*	1.929
$0.0167 Par Value	7738 Forest Lane #102
	Dallas, Texas 75230

Common Stock	Katey Daniel	65,000		.399
$0.0167 Par Value	4202 Zion Hill Road
	Weatherford, Texas 76088

Common Stock	Amber G. Smith	152,800		.938
$0.0167 Par Value	6867 Anglebluff Circle
	Dallas, Texas 75248

Common Stock	Richard M. Hewitt	397,242	**	2.439
$0.0167 Par Value	202 Fresh Meadow Drive
	Trophy Club, Texas 76262

Common Stock	Arthur R. Berger	300,000		1.843
$0.0167 Par Value	3813 Hilwood Way
	Bedford, Texas 76021
All Directors and Officers as a group (4 persons)		1,229,205		7.548

*	William R. Miertchin has 80,000 shares of preferred stock, which has voting rights equal to 4,000,000 shares of common stock.

**	Richard M. Hewitt has 20,000 shares of preferred stock, which has voting rights equal to 1,000,000 shares of common stock.
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

By: Arthur R. Berger, CFO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Katey Daniel	Secretary & Director	January 14, 2004
Katey Daniel

/s/ William R. Miertschin	President, CEO & Director	January 14, 2004
William R. Miertschin

/s/ Richard M. Hewitt	Director	January 14, 2004
Richard M. Hewitt

INDEX TO EXHIBITS

EXHIBT NO.	PAGE NO.	DESCRIPTION
3(i)	*	Articles of Incorporation
3(ii)	*	Bylaws
31(i)	17	302 Certification of Chief Executive Officer
31(ii)	18	302 Certification of Chief Financial Officer
32(i)	19	906 Certification of Chief Executive Officer
32(ii)	20	906 Certification of Chief Financial Officer

*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.