Form 10QSB/A
period 2004-06-30
LOCAL TELECOM SYSTEMS INC
filed 2006-03-21
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2004
Commission File No. 2-42114
Local Telecom Systems, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-1310613
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)
1845 Woodall Rodgers
Suite 1225
Dallas, Texas 75201
(Address of principal executive offices)
Registrant’s telephone number, including area code: (817) 675-4237
Securities registered pursuant to Section 12(g) of the Act
Common Stock, Par Value $0.0167
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
As used herein, the term “Company” refers to Local Telecom Systems, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto beginning on Page 3 and are incorporated herein by this reference.

Local Telecom Systems Inc.
Consolidated Balance Sheets
Unaudited

	June 30	September 30
	2004	2003
A S S E T S
Current Assets

Cash	$—	$28,751
Accounts Receivable	—	5,957

Total Current Assets	—	34,708

Fixed Assets
Equipment, net of accumulated depreciation	26,167	32,206

Total Fixed Assets	26,167	32,206

Other Assets:

Intangible Assets	—	241,116
Licenses	66,250	265,000

Total Other Assets	66,250	506,116

Total Assets	$92,417	$573,030

L I A B I L I T I E S

Current Liabilities
Accounts Payable and accrued expenses	200,546	181,411
Notes Payable	34,126	32,500

Total Current Liabilities	234,672	213,911

Total Liabilities	234,672	213,911

Commitments and Contingencies	—	—

S T O C K H O L D E R S’ E Q U I T Y

Preferred Stock, par value $.10 per share authorized shares 1,000,000 shares, 600,000 shares outstanding	60,000	60,000
Common Stock	271,950	223,299
100,000,000 authorized shares, par value $.0167 16,284,423 shares issued and outstanding

Additional Paid-in-Capital	9,456,612	9,434,083
Accumulated Deficit	(9,930,817)	(9,358,263)

Total Stockholders’ Equity (Deficit)	(142,255)	359,119

Total Liabilities and Stockholders’ Equity	$92,417	$573,030

The accompanying notes are integral part of the financial statements.

Local Telecom Systems Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003
Revenues:
Revenues	$25,476	$48,549	$97,674	$187,161

Total Revenues	25,476	48,549	97,674	187,161

Cost of Revenues:
Telephone Service	1,274	24,109	75,102	132,222

Gross Profit	24,202	24,440	22,572	54,939

Expenses:
Legal and Professional Services	—	1,000	17,271	19,605
Depreciation	—	1,584	4,026	14,208
Amortization	—	12,126	—	36,164
Impairment Loss	66,250	—	319,308	—
Consulting	—	—	2,500	—
Rent & Utilities	1,967	10,498	17,330	42,942
Salaries, Wages, and Transfer Agent Fees	21,557	26,554	87,854	93,862
Other Selling, general & administrative expenses	678	4,556	11,698	34,420

Total Expenses	90,452	56,318	459,987	241,201

Operating Income	(66,250)	(31,878)	(437,415)	(186,262)

Other Income (Expenses)

Interest (expense)	—	(1,626)
Interest Income	—	—	—	—
Other Income (expenses)	—	—

Loss from Continuing Operations	$(66,250)	$(31,878)	$(439,041)	$(186,262)

Discontinued Operations:
Loss from Discontinued Operations	(133,513)		$(133,513)

Net Loss	$(199,763)	$(31,878)	$(572,554)	$(186,262)

Basic and Diluted Earnings Per Common Share	(0.00)	(0.00)	(0.03)	(0.00)

Weighted Average number of Common Shares used in per share calculations	16,284,423	39,330,585	15,911,778	39,330,585

The accompanying notes are integral part of the financial statements.

Local Telecom Systems Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	30-Jun	30-Jun
	2004	2003
Cash Flows from Operating Activities:

Net Income (Loss)	$(572,554)	$(186,262)

Adjustments to reconcile net income (loss) to net cash provided (used) to operating activities:
Depreciation and Amortization	4,026	50,302
Stock for Services	2,500	—
Impairment Loss	319,308	—
Accts Receivable	—	(5,244)
Accounts Payable	—	128,539

Net Cash provided (used) in Operating Activities	$(246,720)	$(12,665)

Cash Flows from Investing Activities:

Discontinued Operations	133,513	—

Net Cash provided (used) in Investing Activities	$133,513	$—

Cash Flows from Financing Activities:

Common Stock	84,456	—
Note Payable	—	13,975

Net Cash provided (used) by Financing Activities	$84,456	$13,975

Net Increase (Decrease) in Cash	$(28,751)	$1,310

Cash Balance, Beginning of Period	28,751	277

Cash Balance, End of Period	$—	$1,587

Supplemental cashflow information:
Cash Paid for interest	$—	$1,241
Cash Paid for income taxes	$—	$—
     The accompanying notes are integral part of the financial statements.
     The Company has sustained continuing net losses and, on June 30, 2004, ceased the operations of its telephone business. As a result, the Company no longer has revenue producing activity. At present, the Company is seeking a profitable acquisition or merger partner.
     Should the Company’s efforts fail the Company will be forced to liquidate with minimal values to satisfy it liabilities and, in all likelihood, nothing for its shareholders.

LOCAL TELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)
NOTE 1 — GENERAL
Local Telecom Systems, Inc. (formerly Signature Motorcars, Inc.) (the “Company”) was incorporated in Nevada on February 19, 1969, as International Royalty & Finance Co. Prior to the Company’s public offering in 1972, the Company changed its name to International Royalty & Oil Co. In April 1996, the Company’s controlling interest was acquired by ExotiCar Rentals, Inc. and the name was changed to Signature Motorcars, Inc. On March 27, 2002, the Articles of Merger was signed with Local Telecom Systems Inc., a Nevada company, and the Company.

As part of the merger agreement, the Company agreed to the name to be changed to Local Telecom Systems, Inc.
NOTE 2 — BASIS OF PRESENTATION
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
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal years ended September 30, 2004. The September 30, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10KSB.
Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.
The Company adopted Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

LOCAL TELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)
3 — COMMON STOCK
In December of 2003 the Company issued 2,888,181 shares of common stock for cash in the amount of $68,680 and issued 25,000 shares for services to an employee.
4 — COMMITMENTS AND CONTINGENCIES
The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.
5 — DISCONTINUED OPERATIONS
On June 30, 2004, the Company closed its operations in its principal business of providing prepaid local telephone service to individuals. The full effect of closing the business has not been fully reflected in these financial statements.
The balance sheet reflects assets of:

Equipment, Net of depreciation	$26,167
Licenses	66,250
And liabilities of:

Accounts payable and accrued expenses	$202,546
Notes payable	34,126
The Company is attempting to dispose of the assets and settle the liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
GENERAL DISCUSSION:
On June 30, 2004, the Company ceased the operation of its prepaid local and long distance services business located in Fort Worth, Texas. The Company’s inability to obtain adequate funding to execute the planned business expansion and to continue advertising in existing markets coupled with the increased competition in the all segments of the telephone industry, particularly prepaid plans for mobile phones, made it impractical to continue telephone operations in view of mounting cash flow deficits.
The Company offered local and long distance service on a prepaid basis until June 30, 2004. Those services included a “bare bones” product providing unlimited local dial tone and 911 emergency acecess with the option of several custom calling features, for additional fees, including Call Waiting, Caller ID, Call Forwarding and Speed Dialing. These features may be purchased individually or in a package at reduced rates.
LTSI held necessary licenses and interconnect agreements to offer, on a regional basis, prepaid local telephone service and various ancillary products such as 911, caller ID and prepaid long distance.
Subsequent to June 30, 2004 the Company has been seeking a group to take control of the Company’s licenses and interconnect agreements. In addition management has been seeking a new business venture for the Company.
ASSETS AND LIQUIDITY:
On September 30, 2003 the Company had current assets of $34,708 compared to $18,011 on December 31, 2003, $10,942 on March 31, 2004 with no current assets reported on June 30, 2004. This decline in current assets demonstrates the decline in the Company’s prepaid telephone business. Current liabilities for these dates are $213,911, $204,012, $234,672 and $234,672 respectively. The ratio of current assets to current liabilities on September 30, 2003 was .16 to 1 compared to .08 to 1 on December 31, 2003 and .04 to 1 on March 31, 2004. With no current assets on June 30, 2004 and current liabilities of $234,672 represents negative or no liquidity for the Company.
On September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, the Company had accounts payable and accrued expenses of $181,411, $170,699 and $200,546 and $200,546 respectively. Of these amounts the most significant portion is $118,000 in payables for excise taxes.
The Company has Stockholders’ Equity of $359,119 on September 30, 2003 compared to $223,779 on December 31, 2003, $57,508 on March 31, 2004 and a deficit of $142,256 on June 30, 2004. The reduction in Stockholders’ Equity is related to declining business coupled with lower intangible assets and reduction in value of the Licenses, representing a decrease in other assets from $506,116 on September 30, 2003, to $379,587 on December 30, 2003, $253,058 on March 31, 2004 and $66,250 on June 30, 2004.

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
The six month gross profit from operations was $54,939 for the period ended June 30, 2003 and a gross profit from operations of 22,572 for the six months ended June 30, 2004.
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
CAUTION RESPECTING FORWARD-LOOKING INFORMATION
This Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements.
The forward-looking statements in this Form 10-QSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words “anticipates,” “believes, “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 3. CONTROLS AND PROCEDURES
1. Quarterly evaluation of Disclosure Controls and Internal Controls
Within the 90 days prior to the date of the quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures’ (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer, CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.
2. President and CFO Certifications
Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the President and the CFO.
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
3. Disclosure Controls and Internal Controls;
Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.
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
4. Limitations on the Effectiveness of Controls;
The Company’s management, including the President and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
5. Scope of the Controls Evaluation;
The President/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the President and CFO require that the President and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.
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

LOCAL TELECOM SYSTEMS, INC.
(Registrant)

Date: September 23, 2004	/S/ WILLIAM R. MIERTSCHIN By: William R. Miertschin, President &
Chief Executive Officer