Form 10KSB/A
period 2004-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-03-21
CIK 51511

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
Issuer’s Telephone Number including Area Code: (214) 468 0000
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
Yes ☑                      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
State Issuer’s revenues for its most recent fiscal year $97,674.
The aggregate market value of common equity held by non-affiliates of the Registrant was $696,225 as of February 14, 2005, based on the price of the common stock, $.0167 par value, of the Registrant, ($.06 per share) at the close of the market on that day.
The number of shares outstanding of the Registrant’s common stock on September 30, 2004, was 16,284,423. The Company also had 600,000 shares of preferred stock outstanding as of September 30, 2004. No changes occurred in the number of common and preferred stock positions as of December 31, 2004.

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
August 30, 2002 was the effective date of the merger agreement with Local Telecom Systems, Inc., which included a partial distribution of the Company’s assets acquisition. On this date the Company released the 27,335,854 restricted shares to the principles of this acquisition and in return they conveyed the property, rights, privileges, agreements, tariffs and various license agreements to LTSI. The Company issued an additional 2,719,818 restricted common shares for consulting services for the acquisition and funding arrangements for the merger with Local Telecom Systems, Inc. These shares were adjusted after the 4 for 5 reverse stock split to 2,175,854 restricted common shares representing a 5.6% fee for the services rendered in connection with this acquisition. The sole consideration for these consulting services was restricted shares of the Company’s common stock.
At a shareholders’ meeting held on February 22, 2002, the holders of a majority of outstanding common stock approved stock dividends to the shareholders of 100% of the outstanding common stock of the Company’s four wholly owned subsidiaries. The effective date of these stock dividends was April 15, 2002, prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on the basis of one (1) share of each subsidiary for every three (3) shares of the Company’s common stock owned. Pursuant to these stock dividends, the ownership of the following subsidiaries was transferred from the Company directly to the shareholders on a pro rata manner: International Royalty & Oil Co., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. Each former subsidiary company has 100,000,000 shares authorized and its initial issuance was 5,217,179 shares of restricted common stock issued and outstanding, par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares in each of the four companies was April 15, 2002 at no additional cost to the existing shareholders.
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
On July 12, 2004 the Company’s Board of Directors approved a resolution to discontinue the Company’s telephone reseller business and terminated its relationship with Local Telecom Services LLC. It was agreed that the Company would relinquish all rights, interests and/or ownership to any equipment and business operations held and operated by Local Telecom Service LLC. The Company ceased operations on June 30, 2004 as a telephone reseller business and began seeking other business opportunities. As of the end of the fiscal year, September 30, 2004, no agreements for a merger or consolidation were entered into. As of the date of this filing certain discussions are currently in progress with several different businesses opportunities where a merger/acquisition could occur. However, no agreements have become effective and, there is no assurance that the Company will be successful in consummating an agreement with one of these entities or any other business.
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

Risk Factors
Lack of Working Capital — the Company is dependent on the placement of its common stock to raise working capital to meet the expenditures of the Company’s limited operations during this campaign of seeking a merger/acquisition partner. No assurance is made or implied that the Company will be successful in raising such working capital or that if the funds are raised that a successful merger/acquisition will result therefrom.
Dependence Upon Management — The operations and financial success of the Company are significantly dependent on the managerial personnel of the Company, William Miertschin and Richard Hewitt. In the event that the management of the Company becomes unable or unwilling to continue to direct its operations, the Company could be adversely affected.
Settlement of Outstanding Debts or Liabilities — The Company currently does not have sufficient funds to pay its current debt and/or liabilities. There is no assurance that the Company can raise the funds necessary to pay these debts or liabilities or settle with any or all creditors.
Availability of Merger/acquisition Partner — The Company’s existence is subject to consummating a merger/acquisition with a viable entity, which will become the surviving core business for the Company. There is no assurance that an acceptable or willing partner will be found.
Marketability Status of Securities — There is no assurance that the Company will be able to maintain its reporting status with the Securities Exchange Commission, NASD or other regulatory bodies. Because of the Company’s lack of sufficient funds to perform timely audits and filings the Company could become delinquent in its reporting and therefore be subject to de-listing on the NASDAQ Bulletin Board Quotation System.
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
Personnel
As of September 30, 2004, the Company did not have any full time employees in addition to the Company’s officers and directors.

Item 2. Description of Property
On June 30, 2004 when the Company discontinued its telephone reseller business and subsequently terminated the relationship with Local Telecom Service LLC the Company relinquished all rights, title, interests and/or ownership to any equipment and business operations held and operated by Local Telecom Service LLC, and the Company’s former offices at 3535 West 7th Street, Suite 1, Fort Worth, Texas.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were presented to the shareholders of the Company during the fiscal year ended September 30, 2004. However, it is anticipated that a stockholder’s meeting will be held during 2005 if the Company consummates a business combination.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Market Information
The Company’s shares became listed on the Electronic Bulletin Board in March 2003. The Company’s shares have traded as high as $0.55 and as low as $0.01 per share from March 2003 to February 2005. The shares are traded under the symbol “LTSY” (“LTSYE”) for the shares (11,603,752 shares) held by non-affiliates of the Registrant on September 30, 2004. On February 15, 2005 the stock price was $0.06 Bid and $0.09 Ask.
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
(b) Holders
The approximate number of security holders of record of the Company’s common stock on February 15, 2005 was 1,520. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.
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
During the year ended September 30, 2003, there were a total of 2,436,000 unregistered shares issued for a private placement in Europe for a total of $61,243. Also, the Company’s Board approved the issuance of 1,540,000 shares of unregistered common shares for services and 64,657 unregistered common shares for legal services and fees. These previously approved 1,604,657 shares were issued on December 30, 2003 as follows:
Issuance of 45,000 shares of restricted common stock for Director fees
Issuance of 850,000 Shares of restricted common stock in lieu of voiding prior consulting and employment agreements with Robert Hart (250,000 shares) Amber Smith (100,000 shares), William Miertschin (250,000 shares) and Connect Holdings Corp. (250,000 shares).
Issuance of 620,000 shares of restricted common stock for consulting services rendered by Arthur Berger (accounting — 250,000 shares), Karen Lee (administrative record keeping — 20,000 shares), Ivan Webb (regulatory consulting — 250,000 shares) and Harold McKamy (SEC and NASD consulting — 100,000 shares)
Issuance of 25,000 shares of restricted common stock to Katey Daniel as an employment incentive for assuming additional responsibilities since joining the Company as corporate secretary

Issuance of 64,657 shares of restricted common stock for professional legal services and fees paid on behalf of the Corporation incurred by Richard M. Hewitt, PC in the amount of $64,657 Mr. Hewitt is a Director, Chief Financial Officer and Corporate Secretary of the Company.
On December 8, 2003 the Company’s board approved the issuance of 2,888,181 shares of restricted common stock to investors pursuant to a private placement of the Company’s common stock providing limited working capital to the Company of $48,233.
On December 8, 2003 the Company’s board approved the issuance of 25,000 shares of restricted common stock to Katey Daniel for services rendered on behalf of the Company. Ms. Daniel was the former corporate secretary and assisted in its telephone resell business with Local Telecom Service LLC.
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
Item 6. Plan of Operations
Disclosure Regarding Forward-Looking Statements
This Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words “anticipates,” “believes, “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.
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
As of September 30, 2004 the Company had current assets of $2,691 compared to current assets of $34,708 for September 30, 2003. The reduction in current assets is directly related to the discontinued operations of prepaid telephone business operated through Local Telecom Service LLC. and the validity and marketability of various telecommunication licenses held by the Company. The Company’s liabilities on September 30, 2004, were $125,413 compared to $181,411 on September 30, 2003. The reductions in account payables were primarily due to the lower amount of taxes and the exchange of debt for equity.
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

Net Income (Loss)
The Company incurred a Net Loss of $917,925 for the year ended September 30, 2003, and a Net Loss of $553,021 for fiscal year ended September 30, 2004. Approximately half of the losses incurred in fiscal 2003 were the write down of assets (Impairment Loss) of $484,526 due to the loss by attrition of the Company’s existing customer base in its core business as advertising was substantially reduced, and similarly for fiscal 2004 an impairment loss of $319,308 was reported. An additional loss of $83,648 for discontinued operations of the prepaid telephone business operations on June 30, 2004 was recorded. See Note 3 for additional information in the accompanying financial statements.
The Company also incurred significant but reduced expenditures in fiscal 2004 as compared with fiscal 2003 respectively in Legal and Professional Services ($17,271 vs $90,948), Consulting ($19,420 vs $154,000) and Salaries, Wages, Transfer Agent Fees ($96,422 vs $117,676). See Consolidated Statement of Changes in Stockholders’ Equity and Note 2 in the Company’s financial statements for September 30, 2004 for additional information.
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
Item 11. Security Ownership of Certain Beneficial Owners and Management
The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company’s common stock (16,284,423 shares) and voting shares on September 30, 2004:

	Name and Address	Number of		Percent
Title of Class	of Beneficial Owner	Shares Owned		of Class

Common Stock	Connect Holding Corp.	330,000	*	2.031
$0.0167 Par Value	1133 Empire Drive
	Dallas, Texas 75247
Common Stock	Sammy Dog, Ltd.	330,000	**	2.031
$0.0167 Par Value	400 North Bailey Ave.
	Fort Worth, Texas 76107
Common Stock	Ivan Webb	1,481,085		9.095
$0.0167 Par Value	901 West 6th Street
	Cisco, Texas 76437
Common Stock	John Davis	1,828,181		11.226
$0.0167 Par Value	Hillandale, Seaway Lane
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
Item 12. Certain Relationships and Related Transactions
William R. Miertschin, President of the Company, is also President and Director of three of the four former subsidiaries of the Company that were distributed to the Company’s shareholders in April 2002. These three former subsidiaries are Signature Financial Services, Inc., formed in July 2000, Cumberland Continental Corporation, formed in June 2001 and Signature Healthcare Inc. formed in September 2001. However, the Company does not anticipate any conflicts of interest with him holding these corporate positions.

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
The Company does not have an independent audit committee as the Company only has two directors, which also serve as the only two officers of the Company. However, both William R. Miertschin, Chief Executive Officer, and Richard M. Hewitt, Chief Financial Officer serve as the audit committee for the company. The audit committee pre-approved the amount paid to Clyde Bailey PC for the audit of the fiscal year ended September 30, 2004. The audit committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Local Telecom Systems, Inc. by independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the audit committee before the filing of the previous year’s annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other know potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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
Richard M. Hewitt

CLYDE BAILEY P.C.

Report of Independent Registered Public Accounting Firm
Board of Directors
Local Telecom Systems Inc.
We have audited the accompanying balance sheet of Local Telecom Systems Inc. (“Company”), as of September 30, 2004 and the related statement of operations, statement of stockholders’ equity, and the statement of cash flows for the twelve month period ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on my audit.
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

LOCAL TELECOM SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	September 30	September 30
REVENUES:	2004	2003

Revenues	$97,674	$237,788

Total Revenues	97,674	237,788

COST OF REVENUES

Telephone Services	$75,102	$179,923

GROSS PROFIT	$22,572	$57,865

EXPENSES:
Legal and Professional Services	17,271	90,948
Advertising	—	14,250
Impairment Loss	319,308	484,526
Depreciation	4,026	8,051
Consulting	19,420	154,000
Salaries, Wages, and Transfer Agent Fees	96,422	117,676
Other Selling, general & administrative expenses	35,498	107,112

Total Expenses	491,945	976,563

Operating Income	(491,945)	(918,698)

OTHER INCOME (EXPENSES)

Interest Income	—	0
Effect of Subsidiary’s Stock Dividend	—	—
Other Income (expenses)	—	773

Loss from Continuing Operations	$(491,945)	$(917,925)

DISCONINUED OPERATIONS:
Discontinued Operations	$(61,076)	$—

Net Loss	$(553,021)	$(917,925)

Basic and Diluted Earnings Per Common Share	(0.03)	(0.07)

Weighted Average number of Common Shares used in per share calculations	15,556,712	12,520,582

LOCAL TELECOM SYSTEMS INC.
Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance September 30, 2002	39,330,585	656,820	—	—	8,780,662	(8,440,338)	997,144

Conversion of Common to
Preferred Stock	(30,000,000)	(501,000)	600,000	60,000	441,000		—

Stock Issued for Consulting	1,540,000	25,718			128,282		154,000

Stock Issued for Legal Services	64,657	1,080			63,577		64,657

Stock Sold for Cash	2,436,000	40,681			20,562		61,243

Net Loss	—	—	—	—	—	(917,925)	(917,925)

Balance September 30, 2003	13,371,242	223,299	600,000	60,000	9,434,083	(9,358,263)	359,119

Stock Issued for Consulting	25,000	419			2,082		2,501

Stock Sold for Cash	2,888,181	48,233			20,447		68,680

Net Loss	—	—	—	—	—	(553,021)	(553,021)

Balance September 30, 2004	16,284,423	271,950	600,000	60,000	9,456,612	(9,911,284)	(122,722)

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

Supplemental cashflow information:
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
Principles of Consolidation
At the shareholders’ meeting held on February 22, 2002, the shareholders approved stock dividends to the shareholders of 100% of the outstanding common stock of four wholly owned subsidiaries. The effective date of these stock dividends was to be prior to the effectiveness of the merger with LTSI. Each stock dividend was approved on a one (1) share for three (3) shares basis. The stock dividends apply to International Royalty & Oil, Inc., Signature Financial Services, Inc., Cumberland Continental Corp., and Signature Healthcare, Inc. The capitalization for each company is 100,000,000 shares authorized with 5,000,000 shares outstanding with a par value of $0.001 per share. The record date for the distribution of the 5,217,179 common shares for each of the four companies was April 15, 2002.
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
Recent Accounting Pronouncements
NEW ACCOUNTING PRONOUNCEMENTS: In January 2003 and as revised in December 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company’s adoption of this interpretation in fiscal 2004 did not have an impact on its financial position or results of operations.
In December 2004 the FASB issued revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
In December 2004 the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.
2. COMMON AND PREFERRED STOCK
The Company has 100,000,000 common shares authorized with a par value of $0.0167 of which 16,284,423 are issued and outstanding as of September 30, 2004. The Company also has 1,000,000 preferred shares authorized with a par value of $0.10 of which 600,000 shares are issued and outstanding as of September 30, 2004.
On August 3, 2003, 30,000,000 shares of common stock wer converted into preferred stock by four parties, William R. Miertschin for 4,000,000 shares and Richard M. Hewitt for 1,000,000 shares being current officers and directors of the Company, and to Sammy Dog Ltd. for 12,500,000 shares and Connect Holding Corp. for 12,500,000 shares being control affiliates of the Company. The Series A preferred stock is convertible at the rate of 50 shares of common shares for each share of preferred stock. Each share of Series A preferred stock is entitled to 50 votes in shareholder votes. The Series A preferred stock is entitled to a dividend of $.50 per share per year payable quarterly out of funds approved by the Board of Directors that are not below the level deemed necessary for the operation of the Company. The liquidating preference is $5.00 per share. The preferred shareholder has the option to convert each share of preferred stock into 50 shares of common stock at their option until September 1, 2006 when the shares will automatically be converted into common stock by the Company.

On September 30, 2004 the Company had 9,000,000 warrants outstanding to purchase 9,000,000 common shares at an exercise price of $0.10 per share expiring on June 6, 2006. These warrants were issued as consideration for the conversion of 30,000,000 common shares to 600,000 shares of preferred stock of the Company.
During the year ended September 30, 2003, there were a total of 2,436,000 unregistered shares issued for a private placement in Europe for a total of $61,243. Also, the Company’s Board approved the issuance of 1,540,000 shares of unregistered common shares for services and 64,657 unregistered common shares for legal services and fees. These previously approved 1,604,657 shares were issued on December 30, 2003 as follows:
Issuance of 45,000 shares of restricted common stock for Director fees
Issuance of 850,000 Shares of restricted common stock in lieu of voiding prior consulting and employment agreements with Robert Hart (250,000 shares) Amber Smith (100,000 shares), William Miertschin (250,000 shares) and Connect Holdings Corp. (250,000 shares).
Issuance of 620,000 shares of restricted common stock for consulting services rendered by Arthur Berger (accounting — 250,000 shares), Karen Lee (administrative record keeping — 20,000 shares), Ivan Webb (regulatory consulting — 250,000 shares) and Harold McKamy (SEC and NASD consulting — 100,000 shares)
Issuance of 25,000 shares of restricted common stock to Katey Daniel as an employment incentive for assuming additional responsibilities since joining the Company as corporate secretary
Issuance of 64,657 shares of restricted common stock for professional legal services and fees paid on behalf of the Corporation incurred by Richard M. Hewitt, PC in the amount of $64,657 Mr. Hewitt is a Director, Chief Financial Officer and Corporate Secretary of the Company.
On December 8, 2003 the Company’s board approved the issuance of 2,888,181 shares of restricted common stock to investors pursuant to a private placement of the Company’s common stock providing limited working capital to the Company of $48,233.
On December 8, 2003 the Company’s board approved the issuance of 25,000 shares of restricted common stock to Katey Daniel for services rendered on behalf of the Company. Ms. Daniel was the former corporate secretary and assisted in its telephone resell business with Local Telecom Service LLC.
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

Due to the disposition of the telephone resell business operated Local Telecom Service LLC no impairment loss was recorded after June 30, 2004.

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
The transaction is being accounted for as a “purchase” following the procedures of SFAS 142, “Accounting for Business Combinations”.
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
9. GOING CONERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets. The Company’s lack of operations raise a substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to continue operations for the next twelve months, but they are not legally obligated to do so.
10. DISCONTINUED OPERATIONS
The Board elected to discontinue the operation of its prepaid local telephone business and terminated its relationship with Local Telecom Service LLC effective June 30, 2004. The resulting loss in the amount of $83,548 is being recorded as discontinued operations.

INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

31(i)	17	302 Certification of Chief Executive Officer
31(ii)	18	302 Certification of Chief Financial Officer
32(i)	19	906 Certification of Chief Executive Officer
32(ii)	20	906 Certification of Chief Financial Officer
* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.