Form 10QSB/A
period 2004-12-31
LOCAL TELECOM SYSTEMS INC
filed 2006-03-21
CIK 51511

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

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	DECEMBER 31	SEPTEMBER 30
	2004	2004
ASSETS

CURRENT ASSETS
Cash	$2,338	$2,691

Total Current Assets	2,338	2,691
Total Assets	$2,338	$2,691

LIABILITIES

CURRENT LIABILITIES
Accounts Payable and accrued expenses	125,413	125,413
Note Payable	5,000	—

Total Current Liabilities	130,413	125,413
Total Liabilities	130,413	125,413
Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY

Preferred Stock, par value $.10 per share 1,000,000 shares authorized; 600,000 shares outstanding	60,000	60,000
Common Stock 100,000,000 authorized shares, par value $.0167 16,284,423 shares issued and outstanding	271,950	271,950
Additional Paid-in-Capital	9,456,612	9,456,612
Accumulated Deficit	(9,916,637)	(9,911,284)

Total Stockholders’ Equity (Deficit)	(128,075)	(122,722)

Total Liabilities and Stockholders’ Equity	$2,338	$2,691

The accompanying notes are an integral part of the financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31	December 31
	2004	2003
REVENUES:
Revenues	$—	$41,287

Total Revenues	—	41,287

COST OF REVENUES:
Telephone Service	—	39,223

Gross Profit	—	2,064

EXPENSES:
Legal and Professional Services	5,000	17,271
Depreciation	—	2,013
Impairment Loss	—	126,529
Consulting	—	2,500
Rent & Utilities	—	12,156
Salaries, Wages, and Transfer Agent Fees	—	39,774
Other Selling, general & administrative expenses	338	8,341

Total Expenses	5,338	208,584
Operating Income	(5,338)	(206,520)
OTHER INCOME (EXPENSES)
Interest (expense)	—	(813)
Interest Income	—	0
Other Income (expenses)

Loss from Continuing Operations	$(5,338)	$(207,333)

Net Loss	$(5,338)	$(207,333)

Basic and Diluted Earnings Per Common Share	(0.00)	(0.01)

Weighted Average number of Common Shares used in per share calculations	16,284,423	14,342,369

The accompanying notes are an integral part of the financial statements.

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31	December 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,338)	$(207,333)
Adjustments to reconcile net income (loss) to net cash provided(used) to operating activities:
Depreciation and Amortization	—	2,013
Stock for Services	—	2,500
Accts Receivable	—	1,104
Accrued Interest Receivable	—	814
Impairment Loss	126,529
Accounts Payable	—	(9,900)

Total Adjustments	—	123,060

Net Cash provided (used) in Operating Activities	$(5,338)	$(84,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	—	—

Net Cash provided (used) in Investing Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
		0
Common Stock	—	68,680
Note Payable	5,000	—

Net Cash provided (used) by Financing Activities	$5,000	$68,680

Net Increase (Decrease) in Cash	$(338)	$(15,593)
Cash Balance, Beginning of Period	2,691	28,751

Cash Balance, End of Period	$2,338	$13,158,338

Supplemental cashflow informaiton:
Cash Paid for interest	$—	$1,241
Cash Paid for income taxes	$—	$—
The accompanying notes are an integral part of the financial statements.

LOCAL TELECOM SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
Unaudited
NOTE 1 – GENERAL
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
NOTE 2 – BASIS OF PRESENTATION
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
3 – COMMON STOCK
No Stock was issued during the quarter ended December 31, 2004.
4 – COMMITMENTS AND CONTINGENCIES
The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.
5 – DISCONTINUED OPERATIONS
On June 30, 2004, the Company closed its operations in its principal business of providing local phone service to individuals. The full effect of closing the business has not been fully reflected in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS AND PLAN OF OPERATIONS
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
The focus of the Company changed on July 1, 2004 to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant our involvement. Management’s discretion is unrestricted, and we may participate in any business whatsoever that may in the opinion of management meet the business objectives discussed herein. We may investigate businesses of any kind or nature, including those in finance, technology, manufacturing, service, research and development, communications, insurance, brokerage and transportation. Management may also seek to become involved with other development stage companies or companies that could be categorized as financially troubled. We may effect a business combination with another business outside the United States. We have not limited the scope of our search to a particular region or country. Accordingly, to the extent that the acquired business may be located or operate in a foreign jurisdiction, our operations may be adversely affected to the extent of the existence of unstable economic, social and/or political conditions in such foreign regions and countries. We may not be capable of reviewing the potential operational risks surrounding foreign businesses.
Other than general corporate activities, including the negotiation and consummation of a business combination, we will not engage in any substantive commercial business until such time as we have effected a business combination.
Liquidity and Capital Resources
Assets and Liabilities
As of December 31, 2004 the Company had current assets of $2,338 compared to current assets of $2,691 for September 30, 2004. The limited amount of current assets is directly related to the discontinued operations of prepaid telephone business operated through Local Telecom Service LLC. and the validity and marketability of various telecommunication licenses held by the Company. The Company’s liabilities on December 31, 2004, were $130,413 compared to $125,413 on September 30, 2004. The increase in liabilities is directly related to the $5,000 in working capital borrowed during the quarter ended December 31, 2004.
Results of Operations
The Company did not report any revenues during the quarter ended December 31, 2004. For the same period in 2003 the Company had revenues of $41,287. Revenues discontinued due to the closing of the prepaid telephone business on June 30, 2004.
The Company incurred expenditures of only $5,338 for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 of $208,584. This dramatic reduction in expenditures was due to the Company discontinuing its prepaid telephone business operations on June 30, 2004. See Note 5 of the financial statements accompanied herein as well as Note 2 of the Company’s audited financial statements filed in conjunction with its Form 10-KSB for the fiscal year ended September 30, 2004 for additional information.
Net Income (Loss)
The Company incurred a Net Loss of $5,338 for the quarter ended December 31, 2004, and a Net Loss of $207,333 for quarter ended December 31, 2003. Approximately half of the losses incurred in 2003 were the write down of assets (Impairment Loss) due to the loss by attrition of the Company’s existing customer base (For further information see the Company’s Form 10-KSB for the fiscal year ended September 30, 2004).
Income Taxes
The Company anticipates that it will not generate taxable income sufficient to utilize its carried forward tax losses at this time, based on historical performance.

Per Share Data
The Company lost less than one cent per common share for the quarter ended December 31, 2004 compared to $0.01 for the same period in 2003.
ITEM 3. CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company conducted its evaluation.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL TELECOM SYSTEMS, INC.
(Registrant)

Date: March 3, 2005	By:	/s/ William R. Miertschin

William R. Miertschin, President &
Chief Executive Officer