Form 10KSB/A
period 2005-09-30
LOCAL TELECOM SYSTEMS INC
filed 2006-04-17
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended September 30, 2005
Commission file number: 2-42114

Local Telecom Systems, Inc.
(Name of Small Business Issuer in Its Charter)

State of Nevada	75-1310613
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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

     On September 23, 2005, effective July 1, 2005, the Company ratified and executed a Consulting Agreement with Bajjer relating to services provided by Bajjer to the Company. This Consulting Agreement requires a cash payment of $325,000 payable prior September 30, 2006, and an ongoing participation of .18% (.0018) of the Company’s loan volume. Bajjer is a limited liability company controlled by certain officers, directors and beneficial owners of the Company.
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
     The size of the US market per annum breaks down as follows:

Purchase Market	$1,585Billion
Refinance Market	1,270Billion
Home Equity Market	370Billion
Total Consumer Lending Market:	$3,225Billion
     Source: Mortgage Bankers Association of America, 2005.
     Additional domestic industry characteristics include the following:
•	Housing construction over the next 10 years is anticipated to exceed that of the previous 10 years. According to State of the Nations Housing, Harvard University, 2004, the total number of new homes expected to be built between 2005 and 2015 is 18.5 million to 19.5 million residences.

•	Automation has accelerated loan and mortgage approvals, lowered costs, and expanded access to credit. Multiple mortgage products with different amortization lengths, loan terms, and repayment privileges have helped to keep many more consumers in the market.
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

\

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

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
     The Company’s shares became listed on the Electronic Bulletin Board in March 2003. The Company’s shares have traded as high as $0.11 and as low as $0.03 per share from March 2005 to February 2006. The shares are traded under the symbol “LTSY” (“LTSYE”) for the shares (11,603,752 shares) held by non- affiliates of the Registrant on September 30, 2004. On February 8, 2006, the stock price was $0.08 (last trade).
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
Results of Operations
     For the period March 25, 2005 (inception) to September 30, 2005, consolidated operating results were:

• Revenue	$1,081,625
• Operating loss	(1,944,076)
• Net loss	$(1,755,075)

• Per common share	$(.24)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company’s common stock (79,959,423 shares) and voting shares on April 4, 2006:

	Name and Address	Number of		Percent
Title of Class	of Beneficial Owner	Shares Owned		of Class
Common Stock $0.0167 Par Value	Corriente Rope Co., Inc.	15,000,000		18.5%
	P.O. Box 607
	Albany, Texas 76430
Common Stock $0.0167 Par Value	Amber G. Smith	26,302,800	*	32.8%
	6867 Anglebluff Circle
	Dallas, Texas 75248
Common Stock $0.0167 Par Value	Stephen Grosberg	6,672,000	**	8.3%
	601 E. 20th St. #8C
	New York, New York 10010

*	Amber G. Smith’s holdings include 26,000,000 shares of common stock owned by Concord Creek Corp. of which she is CEO and a Director.

**	Stephen Grosberg’s holdings include 160,000 shares of common stock owned by Stephen and Charles and Nettie Grosberg Foundation and 1,032,000 shares of common stock owned by Stephen Grosberg, custodian for Catherine Grosberg. Mr. Grosberg controls these entities.
Executive Officers and Directors

Common Stock $0.0167 Par Value	William R. Miertschin	7,308,963	*	9.1
	7738 Forest Lane #102
	Dallas, Texas 75230
Common Stock $0.0167 Par Value	Richard M. Hewitt	2,017,242	**	2.5
	202 Fresh Meadow Drive
	Trophy Club, Texas 76262
All Directors and Officers as a group (2 persons)		9,326,205		11.6

*	William R. Miertschin’s holdings include 2,000,000 shares of common stock owned by Cumberland Continental Corp. of which Miertschin is CEO and a Director.

**	Richard M. Hewitt’s holdings include 64,657 shares of common stock owned by Richard M. Hewitt, P.C. of which Hewitt is the principle.
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
LOCAL TELECOM SYSTEMS, INC.

Date: April 10, 2006	/s/ William R. Miertschin
By: William R. Miertschin,
Chairman

Date: April 10, 2006	/s/ Patrick A. McGeeney
By: Patrick A. McGeeney,
President & CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William R. Miertschin	Chairman	April 10, 2006
William R. Miertschin

/s/ Patrick A. McGeeney	President & CEO	April 10, 2006
Patrick A. McGeeney

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

/s/ Killman, Murrell & Co., P.C.
Killman, Murrell & Company, P.C.

Odessa, Texas
April 10, 2006

LOCAL TELECOM SYSTEMS INC.
CONSOLIDATED BALANCE SHEET
As of September 30, 2005

ASSETS
Current Assets
Cash	$68,918
Accounts receivable — loan fees	70,433
Prepaid expenses	8,183
Deferred debt issue cost	334,246

Total Current Assets	481,780

Equipment, Net of Accumulated Depreciation of $13,903	265,874
Goodwill	2,023,161
Other assets	1,155,976
Total Assets	$3,926,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable	$559,379
Accounts payable	216,751
Accrued liabilities	176,056
Accounts payable — related parties	552,149

Total Current Liabilities	1,504,335
Unissued Common Stock	2,649,168
Unissued Preferred Stock	1,150,000

Stockholders’ Deficit
Preferred stock, par value $0.10, authorized shares 1,000,000, none issued	—
Common stock, $.0167 par value 100,000,000 shares authorized, 79,959,423 shares issued and outstanding	1,335,323
Additional paid-in-capital	(922,461)
Accumulated deficit	(1,789,574)

Total Stockholders’ Deficit	(1,376,712)

Total Liabilities and Stockholders’ Deficit	$3,926,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period March 25, 2005 (Inception) to September 30, 2005

Loan Revenues	$1,081,625
Cost of Revenues	104,537

Gross Profit	977,088

Operating Expenses
Compensation	814,174
General and administrative	943,087
Depreciation	13,903
Total Operating Expenses	1,771,164

Loss from Operations	(794.076)
Interest Expense	960,999

Loss before Income Taxes	(1,755,075)
Income taxes	0

Net Loss	(1,775,075)
Preferred Stock Dividends	(34,499)

Net Loss Attributable to Common Shareholders	$(1,789,574)

Loss Per Share
Basic and diluted	$(0.24)

Weighted Average Number of Common Shares (Basic and Diluted)	7,346,186

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2004 and 2005

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2004	16,284,423	$271,950	600,000	$60,000	$9,456,612	$(9,911,284)	$(122,722)
Conversion of common to preferred stock	30,000,000	501,000	(600,000)	(60,000)	(441,000)	—	—
Issuance of common stock for consulting, director fees, dividends, financing fees	15,000,000	250,500	—	—	—	—	250,500
Issuance of common stock for consulting, director fees, dividends, financing fees	18,675,000	311,873	—	—	—	—	311,873
Net loss	—	—	—	—	—	(555,689)	(555,689)
Reclassify retained deficit to paid in capital	—	—	—	—	(10,466,973)	10,466,973	—

Balance March 25, 2005	79,959,423	1,335,323	—	—	(1,451,361)	—	(116,038)
1,710,000 warrants issued in acquisition	—	—	—	—	528,900	—	528,900
Net Loss	—	—	—	—	—	(1,755,075)	(1,755,075)
Preferred stock dividends	—	—	—	—	—	(34,499)	(34,499)

Balance September 30, 2005	79,959,423	$1,335,323	—	$—	$(922,461)	$(1,789,574)	$(1,376,712)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the period March 25, 2005 (Inception) To September 30, 2005

Operating Activities
Net loss	$(1,755,075)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of debt issue costs	899,354
Common stock issuable for services	79,468
Depreciation	13,903
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(66,214)
Prepaid expenses	(5,412)
Accounts payable	85,092
Accounts payable — related parties	482,648
Accrued liabilities	149,317

Cash used by operating activities	(116,919)

Investing Activities
Purchase of equipment	(10,656)

Cash used in investing activities	(10,656)

Financing Activities
Proceeds from notes payable	399,379
Payments on notes payable	(200,000)
Preferred dividends	(7,760)

Cash provided by financing activities	191,619

Net Increase in Cash	64,044
Cash Balance, Beginning of Period	4,874

Cash Balance, End of Period	$68,918

Supplemental Cash Flow Information
Interest paid	$—

Income taxes	$—

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
Impairment of Long-Lived Assets
     The Company follows SFAS No. 144 “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The Statement requires that long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (‘SAB No. 107”) “Share-Based Payment”, which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted.
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
     The allocation of the purchase price for these businesses is complete and is as follows:

Tangible assets, principally computers and office
• equipment	$163,504
• Goodwill	1,186,496

• Total Purchase Price	$1,350,000

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

$559,379

5. INCOME TAXES
     Total income tax (benefit) expense is less than the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate. The reasons for these differences and the related tax effects are:

Tax Benefit at Statutory Rate (34%)	$(596,726)
Change in valuation Allowance	594,065
Non-Deductible Expenses	2,661

$—

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets (liabilities) are as follow:

Deferred Tax Asset	$594,065
Valuation Allowance	(594,065)

Net Deferred Tax Asset	$—

     A valuation allowance equal to the tax liability for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carry forward. The net operating loss of approximately $1,755,000 will expire in 2024.
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

INDEX TO EXHIBITS

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31(i)	302 Certification of Chief Executive Officer
31(ii)	302 Certification of Chief Financial Officer
32(i)	906 Certification of Chief Executive Officer
32(ii)	906 Certification of Chief Executive Officer
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