Form 10QSB
period 2006-03-31
LOCAL TELECOM SYSTEMS INC
filed 2006-05-22
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
On March 31, 2006 the Registrant had 79,959,423 shares of its common stock outstanding par value $0.0167 per share outstanding.

Index
LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets — March 31, 2006 and September 30, 2005.

Consolidated statements of operations — three months ended March 31, 2006 and 2005.

Consolidate statement of operations — six months ended March 31, 2006 and 2005

Consolidated statements of cash flows — three months ended March 31, 2006 and 2005.

Notes to consolidated financial statements — March 31, 2005.

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
Certification by the Chairman of the Board of Directors - William R. Miertschin
Certification by the Chief Executive Officer - Patrick A. McGeeney
Certification by the Chairman of the Board of Directors and the Chief Executive Officer

FORWARD-LOOKING STATEMENTS
     This form 10-QSB and the documents incorporated by reference in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties, and assumptions related to the following:
•	changes in interest rates;

•	the company’s ability to get additional financing;

•	the company’s ability to find suitable acquisition companies;

•	other federal and state laws and regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on key producers, and services of key personnel;

•	risks associated with acquisitions;

•	changes in income taxes;

•	significant intangible assets; and

•	our dependence on information processing systems and risk of errors or omissions.
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

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$51,273	$68,918
Accounts receivable	134,049	70,433
Prepaid expenses	—	8,183
Deferred debt issue cost	339,596	334,246

Total Current Assets	524,919	481,780
Goodwill	2,954,936	2,023,161
Note Receivable	1,150,000	0
Equipment, Net	329,626	265,874
Other Assets	16,857	5,976

Total Assets	$4,976,338	$2,776,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	1,513,900	$559,379
Accounts payable	196,851	216,751
Accrued liabilities	328,561	176,056
Accounts payable — related parties	695,330	552,149
Dividend payable	—	—

Total Current Liabilities	2,734,640	1,504,335
Unissued Preferred Stock	1,150,000	1,150,000
Unissued Common Stock	2,700,488	2,649,168

Total Liabilities	6,585,128	5,303,503
Stockholders’ Equity
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.0167 par value, 100,000,000 shares authorized, 79,959,423 shares issued and outstanding	1,346,011	1,335,323
Paid in capital	1,644,351	(922,461)
Accumulated deficit	(4,599,152)	(2,939,574)

Total Stockholders’ Equity	(1,608,790)	(2,526,712)
Total Liabilities and Stockholders’ Equity	4,976,338	2,776,791

See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended

	3-Months		6-Months

	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
Loan origination revenue	1,312,005	—	2,517,926	—
Operaring expenses
Compensation	1,107,563		2,182,015
General and administrative	638,830	317,464	1,106,728	322,802
Depreciation	8,580		20,878

Total Operating Expenses	1,754,973	317,464	3,309,621	322,802
Loss from Operations	(442,967)	(317,464)	(791,694)	(322,802)
Interest Income			—
Interest Expense	343,748		2,017,884

Loss before Taxes	(786,715)	(317,464)	(2,809,578)	(322,802)
Income Taxes			—

Net Loss	(786,715)	(317,464)	(2,809,578)	(322,802)
Dividends			—
Net Loss Attributable to Common Shareholders	(786,715)	(317,464)	(2,809,578)	(322,802)

Per Share
Basic	(0.010)	(0.019)	(0.035)	(0.020)
Weighted average shares outstanding — basic	79,959,423	16,284,423	79,959,423	16,284,423
See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended

	March 31,
	2006	2005
	(Unaudited)
Operating Activities
Net loss	$(786,715)	$(322,802)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	8,580
Amortization of debt issue costs	(37,491)
Stock for Services		311,750
Changes in operating assets and liabilities (excluding the effects of acquisitions)
Accounts receivable	(134,050)	(13,794)
Prepaid expenses	2,772
Other assets	(929,078)
Accounts payable	121,334
Accrued liabilities	183,093
Accounts payable — related parties	8,782

Cash used by operating activities	(1,562,773)	(24,846)

Investing Activities
Purchases of equipment	(80,033)

Cash used by investing activities	(80,033)	—

Financing Activities
Proceed from issuance of notes payable	621,000	25,000
Payments of notes payable	(70,000)
Issuance of common stock	10,706
Additional paid-in capital	1,084,312
Dividends paid	(19,953)

Cash provided by financing activities	1,626,065	25,000

Net Increase in Cash	(16,741)	154
Cash and Cash Equivalents at Beginning of the Period	68,014	2,691

Cash and Cash Equivalents at End of the Period	51,273	2,845

Supplemental Disclosure for Cash Paid During the Period:
Interest paid	24,481	—
Income taxes	—	—
Supplemental Non-Cash Information
See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Period Ended March 31, 2006
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Local Telecom Systems Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. On August 30, 2002, the Company merged with Local Telecom Systems, Inc. and changed its name to Local Telecom Systems, Inc. Subsequent to the merger the Company, through its relationship with Local Telecom Service LLC, offered local and long distance telephone service. The Company purchased phone services at discounts and resold the service on a prepaid basis. Attempts to secure necessary funding for the expansion of the prepaid telephone business failed to materialize and the Company lost a significant portion of its customer base and licenses. As a result, on June 30, 2004 the Company discontinued offering prepaid telephone services through Local Telecom Service LLC and took the necessary steps to limit liabilities and expenses. From July 1, 2004 until May 1, 2005, the Company concentrated its efforts on locating a suitable acquisition and/or merger partner. On March 25, 2005, the Company purchased all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”), an unrelated entity, engaged in mortgage lending and related activities.
Local Telecom Systems, Inc. is a holding company which, through its sole subsidiary, MBI Mortgage, Inc. (“MBI”) is engaged in the business of originating and selling residential mortgages . The Company feels mortgage brokers are currently under a lot of consumer pressure to also become a banking operation to keep pace with a fast moving and constantly changing mortgage lending environment. In increasing numbers, mortgage brokers today must compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans. Moreover, mortgage brokers must now disclose to its customers how much money they are making on each loan due to recent Federal Guidelines, where mortgage banking operations are not required to make this disclosure.
Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by a few government-sponsored enterprises: Federal National Mortgage Association (commonly referred to as “Fannie Mae”), Federal Home Loan Mortgage Corporation (commonly referred to as “Freddie Mac”), and one government agency, Government National Mortgage Association (commonly referred to as “Ginnie Mae”).
Mortgage bankers sell their loans to loan investor companies or directly to Fannie Mae and Freddie Mac either as whole loans or — more typically — as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, mortgage bankers can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the mortgage banker must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac, or by the Federal Housing Administration, in the case of Ginnie Mae. The loans that the Company originates are first mortgages secured by single-family residences (defined as one to four unit dwellings).
MBI’s strategy not only expands the mortgage broker businesses by setting up and receiving mortgage brokers’ loans in its mortgage banking operation, but also grows these businesses with proven marketing programs, better and faster loan approvals, the introduction of new, and expanded loan programs. some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”). Mortgage banking operations, however, require large capital reserves in order to operate, and the industry is also regulated.
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
Revenue Recognition
Revenue from mortgage brokerage operations through loan origination activities are recognized once the title company issues a final HUD-1 with the settlement date. Mortgage banking revenue is recognized once the company receives funding advice, clearance to fund the loan, from the proposed lender.
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
The Company has perfected its lien on the property in the period and the annual report for September 30, 2005 was restated to remove any impairment of asset loss reported at that time.
3. STOCKHOLDERS’ EQUITY
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
a)	18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees.

b)	15,000,000 shares for consulting on acquisitions and financing, and,

c)	30,000,000 shares to reconvert the outstanding preferred stock to common shares.
All Common and preferred shares of the Company’s stock, from this date, refer to post-split shares unless otherwise noted or previously issued.
Subsequent to the split and prior to March 31, 2006, the Company:
1.	Issued 4,924,998 shares of common stock to various parties with the acquisition of MBI Financial Services, Ltd.

2.	Issued 260,000 shares of common stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

3.	Issued 640,000 shares of common stock to the former owners of Northland Funding Group, Inc.

4.	Issued 87,000 shares of common stock to various officers, directors and vendors in return for services.

5.	Issued 95,000 shares to an unsecured note holder in return for an extension of the due date of the note.

6.	Issued 640,000 shares of common stock to the former owner in connection with the acquisition of L&M Mortgage, Inc.
As a result of the foregoing, the Company has 6,646,898 un-issued shares of common stock committed pending regulatory approval of the one-for-fifty reverse split.

In addition, the Company had warrants to purchase 11,213,376 shares of common stock outstanding at March 31, 2006 attributable to the following:
1.	Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $1.00 per share for one year and 1,599,188 shares for $2.00 for two years.

2.	Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services, Ltd. For 1,710,000 shares at a price of $0.20 to $0.35 per share for three years.

3.	Warrants issued in connection with the acquisition of Northland Funding Group, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $0.20 per share for three years.

4.	Warrants issued to a note holder in connection with an extension of the note to purchase 150,000 shares at a price of $0.20 for three years.

5.	Warrants issued to various note holders and note guarantors in connection with the extension of maturities on the notes and continuing collateral pledges – 3,200,000 shares exercisable over three years at prices of $0.20 to $0.30 per share.

6.	Warrants issued on March 31, 2006, to various note holders in connection with the extension of maturities on their notes – 30,000 shares exercisable over three years at price of $2.00.

7.	Warrants issued on March 23, 2006, in connection with the acquisition of L&M Mortgage Investors, Inc. totaling 250,000 shares with an exercisable price of $0.20 per share for three years.

8.	Warrants issued on March 22, 2006, to a note holder in connection with the acquisition of L&M Mortgage Investors and other working capital accounts totaling 1,200,000 shares with an exercisable price of 50% of market value at time of exercise for a period of three years.
4. RELATED PARTY ACCOUNTS PAYABLE
Related party accounts payable are amounts that Local Telecom Systems, Inc. owes to its subsidiary MBI Mortgage, Inc. The amount owed to MBI Mortgage, Inc. primarily relates to working capital needs of the Parent that have been funded by MBI Mortgage, Inc. Currently, Local Telecom Systems, Inc. does not generate income at the parent level and all revenues are generated in the subsidiary, MBI Mortgage, Inc.
5. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Month Period Ended
	March 31,
	2006	2005
Numerator
Loss for basic and diluted loss per common share	($786,715)	($317,464)

Denominator
Basic loss per common share – weighted average Shares outstanding:	79,949,423	16,284,423

Per Common Share
Basic Loss per common share:	($0.01)	($0.02)

No diluted loss per common share is presented as such presentation would be anti-dilutive.
6. SUBSEQUENT EVENTS
As of May 15, 2006, the Company received an additional $175,000 from the investment banking firm it engaged to assist the Company in a private placement of $1,600,000 of short-term convertible notes. In addition, the Company has received certifications on May 12, 2006, from the Nevada Secretary of State, for Company’s amended and restatement articles of incorporation that provide for the name of the Company to be changed from “Local Telecom Systems, Inc.” to “MBI Financial, Inc.” and to accept the 50 to 1 reverse stock-split shareholders approved in 2005. The effective date of the reverse stock-split will be June 5, 2006.

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
These three companies are operated as a unified mortgage brokerage and banking business from MBI’s principal office in Austin, Texas serving the markets in Austin, Conroe and Laredo, Texas. All of these companies were operated for the entire quarter ended March 31, 2006.
On March 23, 2006, Registrant acquired most of the tangible and intangible assets of L&M Mortgage Investors, Inc. (“L&M”) of San Antonio, Texas.
The aggregate purchase price of $1,010,000 paid to L&M was comprised of the following:
•	640,000 shares of Registrant’s common stock valued at $1.25 per share or $800,000 (the “Common Stock”).

•	$110,000 of cash paid at the closing of the acquisition.

•	A promissory note in the principal amount of $100,000. It is a non-bearing interest note that is due on or before November 22, 2006.
Additionally, 250,000 warrants (“Warrants”) were issued to purchase Registrant’s Common Stock. These Warrants have an exercise price of $1.50 per share. The Warrants expire on March 22, 2008.
Generally, the period from November 1 to April 15 are the slowest for mortgage origination businesses. During the quarter ended March 31, 2006, mortgage interest rates continued to slowly increase causing housing sales nationally, at prime and sub-prime levels, to slow as well.
Results of Operations
For the Quarter ended March 31, 2006, the MBI subsidiary showed the following results of operations:

Revenues	$
Operating loss before interest		(000000)
Interest expense

Operating Loss	($	)

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
Liquidity and Capital Resources
The Company is totally dependant on outside capital sources to sustain operations and pursue its acquisition program.
•	During the quarter the Company received $175,000 from the investment banking firm it engaged to assist the Company in a private placement of $1,600,000 of short-term convertible notes and a subsequent equity placement.

•	The Company raised $325,000 from third parties on a short-term basis. The proceeds were used to pay for the cash portion of the purchase price of L&M Mortgage Investors, Inc., the remaining balance on the acquisition debt owed to the owner of MBI Financial, Inc., the investment banking fee, past due accounts payable, and other working capital needs.

•	Continuing losses in the Company’s MBI operating subsidiary will place additional demands on the Company’s capital resources.
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

Part II. Other Information
Item 1. Legal Proceedings
     There were no legal proceedings outstanding against the Company as of March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period.
Item 3. Defaults Upon Senior Securities
     There were no defaults on senior securities as of March 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the quarter.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL TELECOM SYSTEMS, INC. (Registrant)
Date: May 18, 2006	By:	/s/ William R. Miertschin
William R. Miertschin, Chairman of
the Board of Directors