Form 10QSB
period 2006-06-30
MBI Financial, Inc.
filed 2006-08-21
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
Commission File No. 2-42114
MBI FINANCIAL, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	75-1310613
(State of incorporation)	(I.R.S. Employer I.D. No.)
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
On June 30, 2006 the Registrant had 10,595,920 shares of its common stock outstanding par value $0.0167 per share outstanding.

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

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2006	2005

ASSETS
Current Assets
Cash	73,382	68,918
Accounts receivable	131,553	70,433
Prepaid expenses	—	8,133
Deferred debt issue cost	23,338	334,246

Total Current Assets	228,273	481,730
Office and Computer Equip, Net	385,342	265,874
Other Assets
Investment In Subsidiary	8,381,897	—
Goodwill	6,344,933	2,023,161
Other	27,919	5,976

Total Assets	15,368,364	2,776,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	397,630	216,751
Notes payable	3,015,641	559,379
Accrued liabilities	966,398	176,056
Accounts payable-related parties	706,843	552,149

Total Current Liabilities	5,086,511	1,504,335
Unissued Common Stock	3,500,488	2,649,168
Unissued Preferred Stock	1,150,000	1,150,000
Stockholders’ Equity
Preferred stock, par value $.10 per share 1,000,000 shares authorized, none issued	—	—
Common stock, $.0167 par value,100,000,000 shares authorized, 10,595,920 shares issued and outstanding	1,359,035	1,335,323
Additional paid-in-capital	9,764,224	(922,461)
Accumulated earnings (deficit)	(5,491,894)	(2,939,574)

Total Stockholders’ Equity	5,631,365	(2,526,712)
Total Liabilities and Stockholders’ Equity	15,368,364	2,776,791

See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters Ended

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues	1,718,277	565,543	4,236,203	565,543
Cost of revenues	1,409,785	379,579	3,451,968	379,579

Gross Profit	308,492	185,964	784,235	185,964

Operating Expenses
Compensations	100,537	54,392	186,968	54,392
General and Administrative	659,675	166,316	1,795,660	166,316
Depreciation	13,500	5,700	34,378	5,700

Total Operational Expenses	773,712	226,408	2,017,006	226,408
Income (Loss) from operations	(465,220)	(40,444)	(1,232,770)	(40,444)

Interest
Income	725	517	725	517
Expense *	422,246	31,450	2,470,274	31,450
Income (Loss) before taxes	(886,742)	(71,377)	(3,702,319)	(71,377)

Income taxes	—	—	—	—

Net Income (Loss)	(886,742)	(71,377)	(3,702,319)	(71,377)

Pro Forma Income (Loss) Per Share
Basic	(0.08)	(0.03)	(0.35)	(0.03)
Diluted

Weighted Average Number of Common Shares (Basic and Diluted)	10,595,920	2,792,938	10,595,920	2,792,938

See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended

	2006	2005
	June 30	June 30
Operating Activities
Net Income (Loss)	(886,742)	(71,377)
Adjustments to reconcile Income to Cash Depreciation	13,500	5,700
Interest Expense from issuance of warrants	339,395	27,800
Common stock issued in payment for operating expenses	—	11,247
Cash provided (used) by operating assets and liabilities	(533,847)	(26,630)

Accounts receivable	2,496	—
Prepaid expenses	—	—
Other Assets	(11,062)	—
Accounts payable	200,779	102,857
Accounts Payable — Related Parties	11,513
Accrued liabilities	637,837	—

Cash provided (used) by operating activities	307,715	76,227

Investing Activities
Purchase of equipment	—	—
Goodwill	765,606	—
Financial Payouts	—	25,000

Cash Used in Investing Activities	765,606	25,000

Financing Activities
Proceeds from note payable	480,000	—
Stock Sales	—	—
Preferred Dividend	—	—

Cash provided by financing activities	480,000	—

Net Increase (decrease) in Cash	22,109	51,227
Cash Balance, Beginning of Period	51,273	2,691

Cash Balance, End of Period	73,382	53,918

Supplemental Cash Flow Information
Interest Paid
Income Taxes
Supplemental Schedule of Non-Cash
Investing and Financing Activities
Preferred Stock Converted to Common Stock	—	(60,000)
Common Stock Issued in coversion of Preferred Stock	—	10,020
Change in Additional paid-in-capital due to Conversion of Preferred Stock	—	49,980
Net Assets acquired in purchase of Subsidiary (Acquisition)	(64,500)	(102,816)
Goodwill Acquired in Purchase of Subsidiary (Acquisition)	(3,389,997)	(897,184)
Stock issued in Purchase of Subsidiary (Acquisition)	1,700,000	740,000
Notes Payable issued in purchase of Subsidiary (Acquisition)	1,754,347	260,000
Issuance of warrants and Common Stock in purchase of Subsidiary (Acquisition)	—	90,450
Discounted Notes Payable	—	(90,450)
See accompanying notes to consolidated financial statements

LOCAL TELECOM SYSTEMS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Period Ended June 30, 2006
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MBI Financial, Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. Prior to its name change on May 12, 2006, the Company was known as Local Telecom Systems, Inc (“LTSI”). LTSI, offered local and long distance telephone service and purchased phone services at discounts and resold the service on a prepaid basis. Attempts to secure necessary funding for the expansion of the prepaid telephone business failed to materialize and the LTSI lost a significant portion of its customer base and licenses. As a result, on June 30, 2004 LTSI discontinued offering prepaid telephone services and took the necessary steps to limit liabilities and expenses. From July 1, 2004 until May 1, 2005, LTSI concentrated its efforts on locating a suitable acquisition and/or merger partner. On March 25, 2005, the Company purchased all of the issued and outstanding common stock of MBI Mortgage Services, Ltd. (“MBI”), an unrelated entity, engaged in mortgage lending and related activities.
MBI Financial, Inc.. is a holding company which, through its sole subsidiary, MBI Mortgage, Inc. (“MBI”) is engaged in the business of originating and selling residential mortgages. The Company believes mortgage brokers are currently under some consumer pressure to also become a banking operation to keep pace with a fast moving and constantly changing mortgage lending environment. In increasing numbers, mortgage brokers today must compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans. Moreover, mortgage brokers must now disclose to its customers how much money they are making on each loan due to recent Federal Guidelines, where mortgage banking operations are not required to make this disclosure.
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
MBI’s strategy not only expands the mortgage broker businesses by setting up and receiving mortgage brokers’ loans in its mortgage banking operation, but also grows these businesses with proven marketing programs, better and faster loan approvals, the introduction of new, and expanded loan programs, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”). Mortgage banking operations, however, require large capital reserves in order to operate, and the industry is also regulated. Accordingly, the Company’s strategic efforts in the mortgage banking industry will be highly dependent on its ability to build capital reserves.
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
2. INVESTMENT
On May 4, 2005, the Company committed to issue 100,000 shares of its authorized but un-issued preferred stock in exchange for an investment in second lien on property located in New Mexico for approximately $1,150,000. The real estate securing the Mortgage is subject to a first lien held by an unrelated party. The Company perfected its lien on the property in the 2nd Quarter and the annual report for September 30, 2005 was restated to remove any impairment of asset loss reported at that time.
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
a)	18,675,000 shares for officer/director fees, consulting fees, note payments, preferred stock dividends and preferred stock conversion fees.

b)	15,000,000 shares for consulting on acquisitions and financing, and,

c)	30,000,000 shares to reconvert the outstanding preferred stock to common shares.
All Common and preferred shares of the Company’s stock, from this date, refer to post-split shares unless otherwise noted or previously issued.
Subsequent to the split and prior to June 30, 2006, the Company:
1.	Issued 4,924,998 shares of common stock to various parties with the acquisition of MBI Financial Services, Ltd.

2.	Issued 260,000 shares of common stock to the former owner in connection with the acquisition of Lakeview Mortgage, Inc.

3.	Issued 640,000 shares of common stock to the former owners of Northland Funding Group, Inc.

4.	Issued 87,000 shares of common stock to various officers, directors and vendors in return for services.

5.	Issued 95,000 shares to an unsecured note holder in return for an extension of the due date of the note.

6.	Issued 640,000 shares of common stock to the former owner in connection with the acquisition of L&M Mortgage, Inc.

7.	Issued 1,360,000 shares of common stock to the former owner in connection with the acquisition of New Horizon, Inc.
On May 12, 2006 the Company received regulatory approval of the one-for-fifty reverse split and accordingly, the Company has 10,595,920 shares of common stock outstanding as of June 30, 2006.

In addition, the Company had warrants to purchase 10,920,209 shares of common stock outstanding at June 30, 2006 attributable to the following:
1.	Warrants granted to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $2.00 for two years.

2.	Warrants issued to various parties in connection with the acquisition of MBI Mortgage Services, Ltd. For 1,710,000 shares at a price of $0.20 to $0.35 per share for three years.

3.	Warrants issued in connection with the acquisition of Northland Funding Group, Inc. for 1,475,000 shares of which 250,000 are performance based and 1,225,000 are exercisable at a price of $0.20 per share for three years.

4.	Warrants issued to a note holder in connection with an extension of the note to purchase 150,000 shares at a price of $0.20 for three years.

5.	Warrants issued to various note holders and note guarantors in connection with the extension of maturities on the notes and continuing collateral pledges — 3,200,000 shares exercisable over three years at prices of $0.20 to $0.30 per share.

6.	Warrants issued on March 31, 2006, to various note holders in connection with the extension of maturities on their notes — 30,000 shares exercisable over three years at price of $2.00.

7.	Warrants issued on March 23, 2006, in connection with the acquisition of L&M Mortgage Investors, Inc. totaling 250,000 shares with an exercisable price of $0.20 per share for three years.

8.	Warrants issued on March 22, 2006, to a note holder in connection with the acquisition of L&M Mortgage Investors and other working capital accounts totaling 1,200,000 shares with an exercisable price of 50% of market value at time of exercise for a period of three years.

9.	Warrants issued to Spencer Clark for financial services related to fundraising activities during the 3rd quarter totaling 305,833 warrants at market price.
4. RELATED PARTY ACCOUNTS PAYABLE
Related party accounts payable are amounts that the Company owes to directors and officers. These amounts relate to costs associated with the merger of MBI Financial, Inc. with Local Telecom Systems, Inc., expenditures for services rendered, management fees, and director board fees.
5. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Month Period Ended
	June 30,
	2006	2005
Numerator
Loss for basic and diluted loss per common share	$(866,742)	$(71,377)

Denominator
Basic loss per common share — weighted average Shares outstanding:	10,595,920	2,792,938

Per Common Share
Basic Loss per common share:	$(.08)	$(.03)

No diluted loss per common share is presented as such presentation would be anti-dilutive.
6. SUBSEQUENT EVENTS
As of July 7th, 2006, the Company received an additional $1,500,000 from the investment banking firm it engaged to assist the Company in a private placement of $3,500,000 of short-term convertible notes. The Company used the proceeds to acquire New Horizon, Inc., pay debt holders, for financing fees and for other working capital needs.

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
Beginning April 1, 2005, the Company entered the mortgage lending business with the acquisition of MBI Mortgage Service, Ltd (“MBI”). The Company purchased all of the outstanding common stock of MBI for a purchase price of $1 million consisting of 4,775,000 shares of the Company’s common stock and $300,000 of short-term notes.
The Company’s plan has been and will continue to be to acquire mortgage brokerage business throughout the United States and attempt to enhance the acquired companies operations by improving marketing tactics, streamlining compliance and processing efforts and offering mortgage banking services. Accordingly, the Company has completed the following mortgage broker acquisitions:
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
On June 30, 2006, Registrant entered into an agreement to acquired most of the tangible and intangible assets of New Horizons Financial, Inc. (“NH”), a California corporation operating in Anaheim, California. NH retained all of its cash, federal, state and local tax refunds, the land and building where its offices were located, insurance policies relating to NH’s business and its corporate charter.
The aggregate purchase price of $3,454,497 paid to NH was comprised of the following:
•	1,360,000 shares of Registrant’s common stock valued at $1.25 per share or $1,700,000 (the “Common Stock”).

•	$500,000 of cash paid on July 7, 2006 for the acquisition.

•	A promissory note in the principal amount of $1,254,497. It is a non-bearing interest note that is due on multiple dates with varying amounts.$200,000 is due on December 1, 2006, April 5, 2007, July 5, 2007, October 5, 2007, January 5, 2008, and April 5 2008. or before November 22, 2006. One payment of $3,206 is to be paid on June 30, 2006. Monthly payments of $6,411 is to be paid on the 16th of each month beginning in July 2006 and ending in February 2007.
The Company will continue to pursue the acquisition of mortgage brokerage companies for the foreseeable future to the extent that the targets meet particular requirements that management has determined to be beneficial to the Company and that it has sufficient resources to close on such transactions. The Company will not be able to continue this strategy if financial resources are not readily available to make acquisitions and market forces change to an extent that mortgage brokerage companies are not affordable.
Every effort is made by the Company to assimilate the acquired companies into the Company as soon as possible. The Company estimates that within two months of acquisition, the Company has completely assimilated all systems of reporting and compliance requirements to Company systems and standards. Management believes it can continue to quickly assimilate acquisition companies because the Company acquires companies using similar type systems of reporting, the industry has highly regulated protocols, the industry has standard operating practices and reporting, and most importantly, the Company has strong compliance officers.
Generally, the period from November 1 to April 15 is the slowest period for mortgage origination businesses due to the holidays and colder weather. During the quarter ended June 30, 2006, mortgage interest rates continued to slowly increase causing housing sales nationally, at prime and sub-prime levels, to slow as well.
Results of Operations
For the Quarter ended June 30, 2006, the Company’s subsidiary, MBI Mortgage showed the following results of operations:

Revenues	$1,718,276
Cost of Goods Sold	1,409,785

Gross Profit	308,441
General and Adminstrative	378,963

Operating loss before interest	(70,522)
Interest expense	0

Operating Loss	(70,522)

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
Liquidity and Capital Resources
The Company is totally dependant on outside capital sources to sustain operations and pursue its acquisition program.
•	During the quarter the Company received $480,000 from Spencer Clark, the investment banking firm it engaged to assist the Company in a private placement of $3,500,000 of short-term convertible notes and a subsequent equity placement.

•	Continuing losses in the Company’s MBI operating subsidiary will place additional demands on the Company’s capital resources.
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

MBI FINANCIAL, INC. (Registrant)
	By:	/s/ Patrick A. McGeeney
Date: August 21, 2006		Patrick A. McGeeney, CEO

Part II. Other Information
Item 1. Legal Proceedings
     There were no legal proceedings outstanding against the Company as of June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period.
Item 3. Defaults Upon Senior Securities
     There were no defaults on senior securities as of June 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the quarter.