Form 10KSB
period 2006-09-30
MBI Financial, Inc.
filed 2007-02-01
CIK 51511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
Commission file number: 2-42114

MBI Financial, Inc.
(Name of Small Business Issuer in Its Charter)

State of Nevada	75-1310613
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1845 Woodall Rodgers, No. 1225
Dallas, Texas 75201
(Address of Principal Executive Offices)
Issuer’s Telephone Number including Area Code:
(214) 468-0000
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0167
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the issuer’s revenues for its most recent fiscal year. $6,993,704
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,396,384.
     The number of shares outstanding of the Registrant’s common stock on September 30, 2006, was 12,579,200. The Company also had 100,000 shares of preferred stock outstanding as of September 30, 2006.
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

PART I
ITEM 1. BUSINESS
(a) Business Development
     MBI Financial, Inc (“MBI” or the “Company”) was organized on February 19, 1969 as a corporation under the laws of the State of Nevada as International Royalty & Finance Co., Inc. for the purpose of exploration for oil and gas.
     On December 23, 1971, the Company changed its name to International Royalty & Oil Co., Inc.
     On July 10, 1996, the Company changed its name to Signature Motorcars, Inc.
     On August 30, 2002, the Company merged with Local Telecom Systems, Inc. and changed its name to Local Telecom Systems, Inc. Subsequent to the merger, the Company offered local and long distance telephone service. The Company purchased phone services at discounts and resold the service on a prepaid basis. Attempts to secure necessary funding for the expansion of the prepaid telephone business failed to materialize, and the Company lost a significant portion of its customer base and licenses. As a result, on June 30, 2004, the Company discontinued offering prepaid telephone services and took the necessary steps to limit liabilities and expenses.
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
     On May 25, 2005, in consideration of the above MBI acquisition and contemporaneously with the one-

for-fifty stock split, shareholders of record immediately preceding the closing of the MBI acquisition were issued warrants to purchase shares of the Company’s Common Stock. Accordingly, the Company issued approximately 1,599,188 warrants to purchase its Common Stock at an exercise price of $1.00 per share and an exercise period of one year from the date of issuance. Additionally, the Company issued approximately 1,599,188 warrants to purchase its common stock at an exercise price of $2.00 per share and an exercise period of two years from the date of issuance.
     On September 23, 2005, effective July 1, 2005, the Company ratified and executed a Consulting Agreement with Bajjer relating to services provided by Bajjer to the Company. This Consulting Agreement requires a cash payment of $325,000 payable prior September 30, 2006, and an ongoing participation of .18% (.0018) of the Company’s loan volume. Bajjer is a limited liability company controlled by certain officers, directors and beneficial owners of the Company. This contract was terminated on April 19, 2006.
     On September 30, 2005 the Company acquired the business of Lakeview Mortgage (“Lakeview”) of Conroe, Texas. The aggregate purchase price of $165,717 paid to the Lakeview Seller was comprised of the following:
     1. $25,000 cash paid at closing.
     2. 260,000 shares of the Company’s Common Stock valued at $.54 per share
          Effective September 30, 2005, the Company acquired the business of Northland Funding (“Northland”) of Austin, Texas. Northland is in the residential mortgage and loan origination business. The aggregate purchase price of $964,374 paid to the Northland Sellers was comprised of the following:
•	$100,000 cash paid at closing.

•	$100,000 promissory note bearing no interest if paid on or before June 30, 2006

•	640,000 shares of the Company’s Common Stock valued at $.54 per share or $346,380.

•	1,475,000 warrants issued to purchase the Company’s Common Stock. Of the warrants, 250,000 shall be issued to Northland’s current employees as designated by Northland Sellers and said are at an exercise price of $1.25 per share, unless the closing market price of the stock is less than $1.5 per share at redemption, then the exercise shall be at a 20% discount to said closing market price. All 250,000 warrants have a three-year exercise period and are performance based. The remaining 1,225,000 warrants have our exercise price of $.20 and are exercisable over a 3 year period. They have been valued at $417,994 .
          On November 10, 2005, the Company, Michele K. McGeeney (“MKM” the former wife of Patrick A. McGeeney, the Chief Executive Officer of the Company.), Bergstrom Investment Management, LLC (“BMI”) and New Mexico Alpha, Inc (“NMA”) entered into an agreement whereby:
•	BMI had a second lien on certain residential property in Santa Fe, New Mexico owned by MKM. The property has an approximate market value of $1,550,000 and is subject to a first lien of $380,000 to a lender unrelated to any parties to the agreement

•	BMI transferred its interest in the second lien to NMA, a related company of BMI which BMI owns 100%.

•	The Company issued 100,000 shares of Preferred Stock having a stipulated value of $1,150,000 for dividend purposes to NMA to acquire all of the common stock of NMA . The preferred stock has a mandatory dividend rate of 12%. If the Company fails to pay on any Preferred Stock dividend that Company is obligated to BMI, then BMI can acquire NMA through a nominal NMA stock purchase agreement it has with the Company. Additionally BMI may convert the Preferred Stock to 1,150,000 shares of the Company’s Common Stock.

On March 23, 2006, Registrant acquired most of the tangible and intangible assets of L&M Mortgage Investors, Inc. (“L&M”) of San Antonio, Texas. L&M retained all of its cash, federal, state and local tax refunds, the land and building where its offices were located, insurance policies relating to L&M’s business and its corporate charter.
The aggregate purchase price of $1,005,000 paid to L&M was comprised of the following:
•	640,000 shares of Registrant’s common stock valued at $1.25 per share or $800,000 (the “Common Stock”).

•	$105,000 of cash paid at the closing of the acquisition.

•	A promissory note in the principal amount of $100,000. It is a non-bearing interest note that is due on or before November 22, 2006.

•	Additionally, 250,000 warrants (“Warrants”) were issued to purchase Registrant’s Common Stock. The Warrants shall be issued in equal amounts to the owners of L&M, Reynaldo Lerma and Keith Morgan, and the Warrants have an exercise price of $1.50 per share. The Warrants expire on March 22, 2008.
On June 30, 2006, Registrant entered into an agreement to acquire most of the tangible and intangible assets of New Horizons Financial, Inc. (“NH”), a California corporation operating in Anaheim, California. NH retained all of its cash, federal, state and local tax refunds, the land and building where its offices were located, insurance policies relating to NH’s business and its corporate charter.
The aggregate purchase price of $3,454,497 paid to NH was comprised of the following:
•	1,360,000 shares of Registrant’s common stock valued at $1.25 per share or $1,700,000 (the “Common Stock”).

•	$500,000 of cash paid on July 7, 2006 for the acquisition.

•	A promissory note in the principal amount of $1,254,497. It is a non-bearing interest note that is due on multiple dates with varying amounts. $200,000 is due on December 1, 2006, April 5, 2007, July 5, 2007, October 5, 2007, January 5, 2008, and April 5, 2008, or before November 22, 2006. One payment of $3,206 is to be paid on June 30, 2006. Monthly payments of $6,411 are to be paid on the 16th of each month beginning in July 2006 and ending in February 2007.
     On September 26, 2005, the Company entered into an investment banking agreement with Spencer Clarke, LLC (“Spencer Clarke”). The Company hired Spencer Clarke to be an independent consultant and exclusive agent for a proposed private offering of securities, on a “best efforts” basis. Spencer Clarke has several debt private placement fundings to provide capital for the Company’s working capital needs and growth. Through September 30, 2006, Spencer Clarke has raised a total of $3,805,000 for which it has received a commission of $350,500.
(b) Business of the Issuer
     With the acquisitions of MBI, Lakeview and Northland Funding, through its subsidiary MBI Mortgage, Inc., the Company entered into the residential mortgage brokerage and loan origination business.
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

The average commission paid to loan brokers or originators is approximately 2% or greater depending upon the type borrower (prime or sub-prime).
     Relevant statistics regarding mortgage brokerage and origination are:
•	There are approximately 44,000 Small and Medium Enterprise (SME) mortgage brokers in the United States.

•	Licensing is state issued and controlled and licenses can take 3 to 9 months to obtain.

•	Approximately 73% of all mortgage originations in the US are through a mortgage broker.
Over half of the loan origination fees generated by MBI are from sub-prime borrowers. Sub-prime borrowers are persons who are unable to meet standards that would provide them with the lowest cost of borrowing when they would attempt to buy their homes. There could be a number of reasons for the sub-prime classification, and borrowers can improve their position over time. The Company actively pursues this business through call centers located in Austin and Anaheim.
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
     The Company entered into the mortgage banking business when it received a warehouse line of credit from Texas Star in July 2006. The warehouse line of credit allowed MBI to bank the loans that it had originated. As of September 30, 2006 the Company had banked 58 loans with a total loan volume of $7,289,544.
Employees
     The Company employed as of September 30, 2006, approximately 88 employees, at its mortgage origination offices, and four at its Corporate office. Of the 88 employees in the mortgage operations, over 70 are loan officers and the remaining employees are regional and office management, underwriters, processors or clerks. The employees are spread-out through the Company with the highest concentration in the Austin location, which is the central processing office, with 35 employees.
     In order for the Company to grow organically, it must make strong efforts to recruit and add additional loan officers at every location. Management has explored many options to improve organic growth and has implemented an incentive plan in that regard and has begun a program similar to “net” branching to increase the number of loan officers as well.

Competition
     The mortgage brokerage and mortgage banking business is highly competitive because there are very little barriers to entry and the compensation can be lucrative. A mortgage broker can get his own license or work under the license of another broker. Depending upon the venue, a brokers license in which you can originate loans under, may cost up to $50,000 to obtain and several months in which to get it. For a broker who wants to work under the license of another person, he still must get his broker’s license, but the expense and effort to obtain that is readily available.
     As stated earlier, there are over 40,000 mortgage brokerages in the United States. There are a number of companies with greater financial resources and have been operational a lot longer than the Company. In fact, the top 10 companies had 63% of the mortgage origination business in 2006. The Ten are:

Country Wide	$220.0 Billion
Wells Fargo	206.6 Billion
Washington Mutual	105.3 Billion
Chase Home Finance	92.1 Billion
CitiMortgage	84.1 Billion
Bank of America	80.8 Billion
GMAC-RFC	40.3 Billion
GMAC Residential	40.2 Billion
IndyMac	40.0 Billion
Wachovia	30.4 Billion
     We did less than $300 million in loan volume during this past year.
     The key to gaining market share at any level is whether a company has the capability to find the customer at the time they are looking for a loan to acquire their home. One can rarely turn on the radio, watch TV, or view a web page without seeing some sort of advertising for mortgage brokerage services. National competitors drive their base through broadcast medium such as television or radio to keep their brand name out in the public. MBI does not have the wherewithal to compete at that level and it mostly competes with others through customary mediums: working with real estate agents, financial advisors, credit restoration companies and through call centers. Our inability thus far to create a brand name for our services will hurt us against larger competitors who are more successful in branding their name.
     Competition for smaller loan volume brokerages can be equally daunting for MBI. For smaller volume brokerages, dynamic individualism drives many opportunities in the market and it is not unheard of for one person to drive over 60% of a brokerage business. MBI counters this competitive factor by acquiring target companies that have similar dynamic individualism, having strong back-office compliance protection, and going after niche markets that require more rote practice like MBI’s sub-prime business.
     The mortgage banking business is a captured end of the business and, therefore, the Company will have far less competitive issues to deal with in this regard. Our mortgage loan officers drive the mortgage banking business to us. To the extent that we can provide our mortgage loan officers with quick turnaround on commitments at competitive rates to market, then we believe we bank around 70% of all loan originations that we close.
Government Regulation
     The mortgage brokerage and banking industry is highly regulated by state and federal officials. The personal nature of the information that is transferred between individuals and mortgage brokers and bankers require a high independent regulatory scrutiny. As more and more individuals own homes, the governments and its agencies have grown more strident in regulating the information that homeowners provide to third-party financing companies.
     In general, the following statements can be made about the mortgage broker business:

•	Mortgage brokers are licensed by their state of domicile

•	Mortgage banking is regulated by federal and state banking laws

•	Mortgage lending is regulated by a number of federal and state consumer protection laws. The two main federal regulations that brokers fall under is the Fair Housing Act and RESPA (Real Estate Settlement Procedures Act)
Under the Fair Housing Act, no one may take any of the following actions based on race, color, national orgin, religion, sex, familial status or handicap:
•	Refuse to make a mortgage loan

•	Refuse to provide information regarding loans

•	Impose different terms or conditions on a loan, such as different interest rates, points, or fees

•	Discriminate in appraising property

•	Refuse to purchase a loan; or,

•	Set different terms or conditions for purchasing a loan
RESPA is a consumer protection statute, first passed in 1974. The purposes of RESPA are:
1.	to help consumers become better shoppers for settlement services, and

2.	to eliminate kickbacks and referral fees that unnecessarily increase the costs of certain settlement services.
RESPA requires that borrowers receive disclosures at various times. Some disclosures spell out the costs associated with the settlement, outline lender servicing and escrow account practices and describe business relationships between settlement service providers.
RESPA also prohibits certain practices that increase the cost of settlement services. Section 8 of RESPA prohibits a person from giving or accepting any thing of value for referrals of settlement service business related to a federally related mortgage loan. It also prohibits a person from giving or accepting any part of a charge for services that are not performed. Section 9 of RESPA prohibits home sellers from requiring home buyers to purchase title insurance from a particular company.
RESPA covers loans secured with a mortgage placed on a one-to-four family residential property. These include most purchase loans, assumptions, refinances, property improvement loans, and equity lines of credit. HUD’s Office of RESPA and Interstate Land Sales is responsible for enforcing RESPA.
When borrowers apply for a mortgage loan, mortgage brokers and/or lenders must give the borrowers:
•	a Special Information Booklet, which contains consumer information regarding various real estate settlement services. (Required for purchase transactions only) and

•	a Good Faith Estimate (GFE) of settlement costs, which lists the charges the buyer is likely to pay at settlement. This is only an estimate and the actual charges may differ. If a lender requires the borrower to use a particular settlement provider, then the lender must disclose this requirement on the GFE.

•	a Mortgage Servicing Disclosure Statement, which discloses to the borrower whether the lender intends to service the loan or transfer it to another lender. It also provides information about complaint resolution.

The uniqueness of the mortgage licensing laws of each state is expressed in the diversity of the laws, rules, regulations that each state adopts. The states differ on whether a mortgage broker even needs a mortgage license, whether the mortgage broker can loan on both 1st and 2nd mortgages, or whether a physical office in the state is required. As business over the internet increases, the mortgage licensing laws are becoming more lenient on this physical office requirement. States also differ on how much continuing education they require of the mortgage brokers. The various mortgage licensing laws also pertain to the employees of the mortgage brokers, and whether they, too, need a mortgage license.
Item 2. Property
The Company because it’s a service company leases all of the offices it operates in Dallas, Conroe, San Antonio, El Paso, Austin and Anaheim. The following table sets forth information with respect to the principal facilities used in our operations, all of which are leased.

OFFICE/LOCATION	TERMS	MO. PAYMENT	SQ FOOTAGE
LAREDO	MONTH TO MONTH	$1,587.00	900 SQ FT
SAN ANTONIO	LEASE ENDS 3/24/2007	$6,600.00	4000 SQ FT
EL PASO	LEASE ENDS 8/2007	$3,500.00	700 SQ FT
AUSTIN	MONTH TO MONTH	$12,000.00	7900 SQ FT
CONROE	LEASE ENDS 8/2008	$3,500.00	4500 SQ FT
CALIFORNIA	MONTH TO MONTH	$6,200.00	5500 SQ FT
MBI FINANCIAL	LEASE ENDS 12/2008	$4,400.00	2500 SQ FT
     MBI has an investment in property located in Santa Fe, New Mexico. The company owns 99% of a New Mexico corporation called New Mexico Alpha (“NMA”). The only asset in NMA is a single family residential property with an appraised value of $1,550,000. The property is subject to a first lien totaling approximately $360,000. The Company is principally using the property for obtaining warehouse lines of credit with third-party lenders for its mortgage banking business and to meet current net worth standards with the federal Housing and Urban Development agency.
Item 3. Legal Proceedings
Currently the Company does not have any legal proceedings against it and it is has no knowledge of any regulatory action against it as well. The Company is heavily regulated at both the federal and state level and any violation of the law or agency rules and regulations could seriously impact or restrict the activities of the Company.
Item 4. Submissions of Matters to a Vote of Security Holders
MBI did not submit any matters to a vote of Security Holders during the fourth quarter of its fiscal year for 2005. It did not, through the solicitation of proxies or otherwise, have Security Holders vote on matters effecting the business as well.
Item 5. Market for Common Equity and Related Stockholder Matters
(a) Market Information
     The Company’s shares became listed on the Electronic Bulletin Board in March 2003. The Company’s

shares have traded as high as $1.75 and as low as $0.02 per share from May 2006 to September 2006. The shares are traded under the symbol “MBIF.ob.” The Company’s shares have traded as high as $0.11 and as low as $0.03 per share from March 2005 to February 2006. The shares were traded under the symbol “LTSY” (“LTSYE”) at that time.. On December 22, 2006, the stock price was $.27 (last trade).
     On September 30, 2006, the Company had 12,579,200 shares issued and outstanding, of which the Company believes it has 11,941,149 shares that can be sold pursuant to Rule 144 under the Securities Act, of which 778,311 shares are held by officers and directors.
(b) Holders
The approximate number of security holders of record of the Company’s common stock on September 30, 2006, was 744. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company. The company issued 10,980,012 shares and 14,133,000 warrants during this past year. The company relied on exemption Section 4(2) of the Securities Exchange Act which exempts from registration “transactions by an issuer not involving any public offering.” To qualify for this exemption, the purchasers of the securities must:
•	have enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment (the “sophisticated investor”), or be able to bear the investment’s economic risk;

•	have access to the type of information normally provided in a prospectus; and

•	agree not to resell or distribute the securities to the public.
(c) Dividends
     The Company did not declare a cash dividend or pay dividends on its Common Stock during the fiscal year ended September 30, 2005.
     The Company has 100,000 shares of preferred stock outstanding having a stated value of $1,150,000 for dividend purposes. The dividend rate is 14%. During the period ended September 30, 2006, $137,996 of dividends were paid.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
     The Company currently does not have any securities authorized for issuance under any equity compensation plans.
Issuance of Unregistered Shares
     There has been an issuances of unregistered shares since the Company’s last report on Form 10-QSB for the quarter ended June 30, 2006. The company issued 666,666 shares to Bill Marshall for the acquisition of assets from his company on Dec 1, 2006. In addition, the company issued 1,200,000 shares on the exercise of warrants by numerous individuals on September 30, 2006.
     Item 6. Management’s Discussion and Analysis of Plan of Operations
Disclosure Regarding Forward-Looking Statements
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
a. Plan of Operation
MBI believes mortgage brokers are currently under extensive consumer pressure to also become a mortgage banking operation to keep pace with a fast moving and constantly changing mortgage lending environment. In increasing numbers, mortgage brokers must compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans. Moreover, mortgage brokers must now disclose to customers how much money they make on each loan due to recent federal guidelines, where mortgage banking operations are not required to make this disclosure. Additionally, mortgage banking operations require large capital reserves to operate, and given that the industry is extensively regulated, MBI provides a solution to the mortgage brokers that are having difficulty keeping up with the industry pressures. We believe these significant changes have created a paradigm shift in how most mortgage brokers view the future of their business such that many are now receptive to the idea of joining a mortgage banking group willing to keep them on and grow their business without the hassles of operating it. More importantly, the acquisition prices under current conditions provides for significant benefits to acquirers like MBI.
In order to capitalize on the market opportunity, MBI will streamline the back office operations of the acquired entities, and create a value added organization that can provide banking and brokerage services to its target market. Additionally, MBI plans to leverage the retail home mortgage transactions into the sale of financial services, including insurance, banking, and warranties.
The Company’s strategy not only expands the mortgage broker businesses by setting up and receiving mortgage brokers’ loans in its mortgage banking operation, but also grows these businesses with proven marketing programs, better and faster loan approvals and the introduction of new and expanded loan programs.
MBI benefits operationally through two primary changes that occur in acquiring these businesses. First, the most important change made to a mortgage broker upon being acquired by MBI is that the acquired company can now bank the mortgage loan instead of just processing it for a mortgage bank. This one change creates additional revenue on each mortgage loan processed with little correlating expenditures for the gain. In addition, the synergies for the mortgage brokers to have all compliance issues handled by a central office are significant to the improvement of their productivity. There are additional savings attributed to the strong push and development of electronic data storage systems incorporated by MBI and creating significant reductions in postage and other similar type processing fees.
The typical acquisition candidate for MBI ranges from $80 million to $350 million in loan volume on an annual basis with net income ranging from $100,000 to $1,500,000. With each acquisition, we expect to have 10 to 20 additional employees and a minimal pick up of fixed assets normally associated with a service organization: tables, chairs, computer equipment, etc. The purchase price has ranged from a quarter of a million dollars to as much as $3.45 million for our largest acquisition to date: Anaheim, California.
The key to any successful acquisition strategy, other than finding candidates at the right price, is to quickly integrate them into the company’s marketing, financial, and human resource systems and general corporate culture. This is not an easy task in most industries, however, Management believes that it is made easier in the mortgage brokerage business for many reasons. First, the industry is highly regulated and compliance requirements are most generally uniform throughout the country. This allows Management to quickly access negative compliance issues during due diligence and readily have the solution available upon acquisition. Moreover, the solutions to the problems are never far ranging for Management and mostly involve changing the processes to be compliant.
Secondly, the financial systems used in gathering information in the industry are standard and can be readily integrated into the Company’s system. None of the targets that have been acquired to date and none of the candidates the Management have had any serious review of, have used any financial reporting systems different than what the Company has on its central computer system. This allows the Company to seamlessly integrate not only the actual financing system, but, and maybe more importantly, the target employees understanding and ease of use of such system. Management is aware, however, that as it acquires larger acquisition targets, this apparent advantage may disappear as the complexity of the operations of the target increases.
Thirdly, the industry is driven by performance incentives. Loan officers are compensated generally on a commission basis and Management can readily continue such programs after the acquisition closing date to such an extent that loan officers may not even notice any changes. They, in fact, may not have any changes to the way they do their business.
Finally, Management believes that its experienced managers have the ability to quickly access each target’s compliance and business needs and formulate solutions in a timely fashion, many times prior to the acquisition closing date. This skill is extremely important because lack of compliance at the operational level can cause the Company at that location to lose its license.
All in all, Management believes it can fully integrate an acquisition within a two to three month period, because it has so in its past acquisitions. It’s ability to continue to have relatively short integration of acquisitions, will be dependent upon the type and size of targets it acquires in the future. Management believes that as it acquires larger targets, its ability to timely integrate the target will lengthen. In some large acquisitions it could be considerable.
Management believes that it will make more acquisitions like the typical large ones above during the next twelve months, and may, if the opportunities arise, acquire larger operations than it has typically done in the past. In order to accomplish this goal, however, the Company will need to raise additional sums of monies.
Even though the mortgage company lost little money last year, it was burdened by the overhead of the Parent company, which had significant income and cash losses. This burden will continue next year and the overall break-even point for the Company is estimated to occur in mid-year or later depending on how other acquisitions close and the business climate develops. Coupled with the fact that the Company normally pays anywhere from 10% to 30% cash down-payment and a similar amount 9 months later, the Company finds itself in a position that to make acquisitions it must raise additional capital. On December 27, 2006, the company closed on a round of financing for $5,000,000. This money will be used to make at least 3 acquisitions.
Management has identified numerous acquisition candidates, all of which are in various stages of discussion. It is uncertain which acquisition candidates will eventually agree to the terms and conditions Management offers. The timing of acquisitions are not only dependent on skittish sellers, but also on the vagaries of financing. Management believes that it is important to obtain letters of intent from potential targets prior to having discussions with capital providers, however, the Company is at a stage of development, after completing all of its other acquisitions, that certain capital groups are willing to entertain more open ended financing for future acquisitions.
Accordingly, Management believes that in fiscal year 2006, the Company may acquire anywhere from 3 to 9 additional mortgage brokerage firms. The likelihood of meeting these targets will be largely dependent on the company raising the necessary funds in which to acquire the targets, improving operating cash flow, and improving the shareholder value of the company.

Acquisition Strategy
     Consolidation among mortgage originators is not an uncommon strategy in the US. For example, in the first quarter of 2006, the 10 largest mortgage originators controlled 63% of the market, from 28% in 1995.
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
     Target acquisitions for the Company will be located in Texas and the Southwestern states, plus Florida; however, the Company also plans to be licensed in the following markets in/by the second quarter in 2007: California, Illinois, Florida, and Arizona. By the end of the this fiscal year, Management believes it will have licenses in over 20 states up from its current 4.
     The following is a breakdown of MBI’s business portfolio identified as its acquisition strategy focus:
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
     4. Specialty Niches (Non-Warrantable Condos) — MBI has identified several opportunities to leverage this business model with several lenders/investors of high rise condominiums, who are seeking a joint venture partner to provide mortgage banking capabilities on warrantable and non-warrantable condos.
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
Acquisitions in 2006
     Pursuant to the acquisition strategy, the Company made the following acquisitions during the period ended September 30, 2006.
•	On March 23, 2006, Registrant acquired most of the tangible and intangible assets of L&M Mortgage Investors, Inc. (“L&M”) of San Antonio, Texas. The aggregate purchase price of $1,005,000 was paid to L&M.

•	On June 30, 2006, Registrant entered into an agreement to acquire most of the tangible and intangible assets of New Horizons Financial, Inc. (“NH”), a California corporation operating in Anaheim, California. The aggregate purchase price of $3,454,497 was paid to NH.
b. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Results of Operations
     For the period ended September 30, 2006, consolidated operating results were:

• Revenue	$6,993,704
• Operating loss	(5,102,004)
• Net loss	$(12,343,415)

• Per common share	$(1.22)

     The comparisons of results of Operations for the years ended September 30, 2005 and 2006 are significantly different. The cause of this dramatic improvement in revenue was principally due to the acquisitions the Company made at the end of the 2005 year (the Company closed on two acquisitions on September 30, 2005) and two that it made this year; San Antonio and Anaheim. Moreover, the year ended September 30, 2005 was not a full year of operation since the company did not begin operations until May of that year.
     With that in mind, Loan Volume increased approximately 500% from $49,165,000 to $249,706,000. Revenue increased 646% from $1,081,625 to $6,993,704. We lost a minimal amount this year on our mortgage operations losing $9,438 vs. a loss of $114,254 in 2005. We suffered a greater consolidated loss this year due to significant costs associated with raising capital for the acquisitions and operations of a growing company. In addition, the Company incurred non-cash expenditures for services and salaries that were significant. Below is a table which better explains the non-cash expenditures which had a negative impact on companies earnings during the year ended September 30, 2006:

Deferred debt & Interest Cost	6,686,513
Compensation	1,511,274
Consulting Fees	1,748,270
Debt Discount	377,426

10,323,483

The consolidated loss was $12,343,415 in 2006 and the loss in 2005 was $3,561,720.
     The Company did not have any warehouse lines of credit available to them for the year ended September 30, 2005, however, it did establish a warehouse line of credit of $10,000,000 late in the year ended September 30, 2006. That effort allowed the Company to bank over 58 loans with a volume of $7,789,544 and producing approximately $35,053 in revenue. The Company currently has over $15,000,000 in warehouse lines of credit available to it.
Income Taxes
     Based on current operating results, there can be no assurance the Company will generate taxable income sufficient to utilize its carried forward tax losses. See Note 4 to Financial Statements for additional disclosure.
Liquidity and Capital Sources
     The Company was required to seek outside sources of capital because it was unable to finance its acquisitions and operations from its on-going business. In the upcoming year, management expects it will need to raise additional financing to meet its acquisition needs. As of December 27, 2006, the Company secured debt financing for $5,000,000. Management believes that it will be able to acquire at least three additional companies with this money. Management believes that the impact on cash for the operation of each acquisition is minimal because other than transitional working capital needs, The acquisitions are totally dependent on internally generated cash flow to sustain their operations and meet their obligations. The Company cannot finance losses of the operating units and we can offer no assurance the acquisitions will generate sufficient cash flow to sustain themselves.
     The Company has engaged Spencer Clarke, LLC (“Spencer”) to secure several financing opportunities. Spencer Clarke has several debt private placement fundings to provide capital for the Company’s working capital needs and growth. Through September 30, 2006, Spencer Clarke has raised a total of $3,555,000 for which it has received a commission of $330,500.
c. Off-Balance Sheet Arrangements.
The Company expects to earn more than half of its net income and 20% of its revenue from its mortgage banking business. This significant segment of the business is created from contractual arrangements with two investment groups: warehouse credit lines and third party mortgage investors. The warehouse lines of credit do have direct effects on the balance sheet, but the mortgage investor groups do not.
Warehouse lines of credit are used for short-term funding of residential property closings. The money is obtained to fund the short time span, normally 3 to 7 days that occurs between the closing of a loan application package and the actual funding of a third-party investor. The short turnaround on the warehouse lines of credit allows the effect of any warehouse line to be almost twice the amount of the warehouse line limit. For example, a $5 million warehouse line actually provides close to $10 million worth of loan application packages per month.
In order for the company to obtain credit on the warehouse line, it must have a commitment letter from a third-party investor. Without such commitment letter, the Company is not allowed to borrow from the line.
MBI has entered into over 150 contracts with Third-Party Investors (TPI) that underwrite, fund, and close eligible 1-4 unit residential mortgage loans originated by MBI. The TPI’s agree to accept loan application packages which are processed by MBI and are submitted for approval from time to time upon the terms,

Management believes that the sheer number of TPI’s will provide the Company with the capacity to meet the contractual obligations of warehouse lines of credit.
Item 7. Financial Statements
     The financial statement information for LTSI is set forth immediately following the signature of this Form 10-KSB.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On May 1, 2005, Clyde Bailey, P.C., resigned and ceased its relationship with us upon completion of the annual audit for our fiscal year ended September 30, 2004. The report of Clyde Bailey, P.C. on our consolidated financial statements for the year ended September 30, 2004, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there have been no disagreements with Clyde Bailey, P.C. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Clyde Bailey, P.C., would have caused it to make reference thereto in its reports on the consolidated financial statements for such periods; and there have been no matters that were the subject of a reportable event.
     On May 1, 2005, we engaged Killman, Murrell & Company P.C. to serve as our independent public accountants for the year ending September 30, 2005 and 2006. Killman, Murrell & Company P.C. report for the year ended September 30, 2006, is on page 25 of this Form 10-KSB.
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
(a) Evaluation of Disclosure Controls
     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the Commission, and to process, summarize and disclose this information within the time period specified in the rules of the Commission. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the Commission, for the evaluation of the effectiveness of theses procedures. Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that they have resolved a deficiency that was identified in its internal controls over financial reporting related to preparing information in a timely manner for filing of required reports with the Commission in previous years. Accordingly, management has concluded that its disclosure controls and procedures are effective.
     Last year’s deficiency was the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company’s financial close and reporting process. The Company hired new accounting and financial personnel as well as an outside consultant to provide oversight and to begin to correct this deficiency for future filings. The Company did not timely file its Annual Report.

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
     William R. Miertschin, Chairman of the Board of Directors, is an oil and gas consultant with offices in Dallas, Texas. He graduated in 1972 from the University of Texas at Austin, with a BA in Mathematics. Since 1997, Mr. Miertschin has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company and its subsidiaries. During this period, he maintained, funded and expanded the operations of the Company. He has agreed to continue with Local Telecom Systems, Inc. in those same capacities. Mr. Miertschin is also currently serving as the President of three of the former subsidiaries of the Company. See Item 13 “Certain Relationships and Related Transactions.”
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
ITEM 10. EXECUTIVE COMPENSATION
     The Company’s total remuneration for annual salary and bonuses does not exceed $100,000 per officer except for Patrick McGeeney whose salary last year was $227,000. In addition, Mr. McGeeney, receives a car allowance of $1,441 per month that totaled $17,292. The Company currently does not have a compensation committee. Mr. McGeeney also received 1,325,000 warrants which have been valued at $1,242,061. In 2005, Mr. McGeeney received 1,200,000 warrants valued at $1,147,198.
     The Directors of the Company, William R. Miertschin, Patrick A. McGeeney, Bruce A. Hall and Richard M. Hewitt, all receive 30,000 shares of restricted common stock and $12,000 per year as compensation for their services as directors plus reimbursement of any approved out of pocket expenses incurred on behalf of the Company.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following is certain information concerning the officer and directors and persons or firms who are known by the Company to own beneficially more than 5% of the Company’s common stock (12,579,200 shares) and voting shares on September 30, 2006:
Beneficial Owners in excess of 5%

	Name and address of beneficial	Number of	Percent of
Title of Class	owner	shares owned	class
Common Stock $0.0167 Par Value	William Miertschin	1,407,940	11.4%
	6867 Anglebluff Circle
	Dallas, Tx. 75019

Common Stock $0.0167 Par Value	Brett Faryniarz	1,360,000	11.0%
	1020 S. Patrick Way
	Anaheim Hills, Ca. 92808

Common Stock $0.0167 Par Value	Bobby Lutz	867,000	7.0%
	17300 Dallas Pkwy. Ste. 305
	Dallas, Tx. 75248

Common Stock $0.0167 Par Value	William Scott Sears	790,000	6.4%
	1109 River Rd.
	Montgomery, Tx. 77356

Common Stock $0.0167 Par Value	Ray W. Washburne	784,000	6.4%
	1845 Woodall Rodgers Fwy
	Dallas, Tx. 75201

Common Stock $0.0167 Par Value	Kelly & Joan Bergstrom, Tr	650,000	5.3%
	Bergstrom Rev. Trust
	714 Roger Avenue
	Kenilworth, Il. 60043

Executive Officers and Directors

	Name and address of beneficial	Number of	Percent of
Title of Class	owner	shares owned	class
Common Stock	William R. Miertschin	1,407,940 *	11.4
$0.0167 Par Value	7738 Forest Lane #102
	Dallas, Texas 75230

Common Stock	Richard M. Hewitt	75,346	.6
$0.0167 Par Value	202 Fresh Meadow Drive
	Trophy Club, Texas 76262

All Directors and		9,326,205	3.1
Officers as a group (2 persons)

*	William R. Miertschin’s holdings include 40,000 shares of common stock owned by Cumberland Continental Corp. of which Miertschin is CEO and a Director. In addition, 1,070,000 shares are held by Concord Creek Corporation which Mr. Miertschin controls through his relationship with his wife, Amber Miertschin.
     Changes in Control of Issuer:
     No changes occurred during the year ended September 30, 2006.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company entered into a series of agreements with Michele Krajicek McGeeney in 2005, Bergstrom Management, L.L.C. and New Mexico Alpha transferring and exchanging real equity and notes for the Company’s Preferred Stock in transfer assets to the Company’s wholly owned subsidiary MBI Mortgage, Inc. Ms. McGeeney was married to Patrick McGeeney at the time these transactions were made but shortly thereafter was divorced from Mr. McGeeney.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
     Reports have been filed on Form 8-K and are attached as exhibits by reference (see Index to Exhibits).
     Certifications by Chief Executive Officer and Chief Financial Officer are included as exhibits.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Company audit fees for the years ended September 30, 2005 and 2006 and were approximately $35,000 and $75,000. As of September 30, 2006, the Company had accrued approximately $35,000 for audit and audit related fees to Killman, Murrell & Company, P.C.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Local Telecom Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MBI Financial, Inc.

Date: January 29, 2007	/s/ William R. Miertschin By: William R. Miertschin,
Chairman

Date: January 29, 2007	/s/ Patrick A. McGeeney By: Patrick A. McGeeney,
President & CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William R. Miertschin William R. Miertschin	Chairman	January 29, 2007

/s/ Patrick A. McGeeney Patrick A. McGeeney	President & CEO	January 29, 2007

MBI FINANCIAL, INC.
(Formerly Local Telecom Systems, Inc.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets — September 30, 2006 and 2005	F-2
Consolidated Statements of Operations for the year ended September 30, 2006 and for the period from March 25, 2005 (Inception) to September 30, 2005	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended September 30, 2006 and for the period from March 25, 2005 (Inception) to September 30, 2005	F-4
Consolidated Statements of Cash Flows for the year ended September 30, 2006 and for the period from March 25, 2005 (Inception) to September 30, 2005	F-5
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
MBI Financial, Inc.
  (Formerly Local Telecom Systems, Inc.)
Dallas, Texas
     We have audited the accompanying consolidated balance sheets of MBI Financial, Inc. and Subsidiary (“the Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2006 and for the period from March 25, 2005 (Inception) to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBI Financial, Inc. and Subsidiary as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year ended September 30, 2006 and for the period from March 25, 2005 (Inception) to September 30, 2005 in conformity with United States generally accepted accounting principles.
/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.
Odessa, Texas
January 12, 2007

MBI FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 and 2005

	2006	2005
		(Restated)
ASSETS
Current Assets
Cash	$652,861	$68,918
Accounts receivable — loan fees	340,848	70,433
Loan inventory warehouse	2,545,273	—
Loan inventory accrued interest	3,069	—
Prepaid expenses	31,299	8,183

Total Current Assets	3,573,350	147,534

Equipment, Net of Accumulated Depreciation of $70,085 and $13,903 for 2006 and 2005, respectively	362,954	265,874
Goodwill	5,807,870	2,023,161
Other assets	1,163,629	1,155,976

Total Assets	$10,907,803	$3,592,545

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Notes payable net of debt discount of $377,426 and $334,246 in 2006 and 2005, respectively	$3,883,096	$225,133
Warehouse line	2,545,273	—
Accounts payable	358,667	216,751
Accrued liabilities	436,707	176,056
Accounts payable — related parties	694,330	552,149
Deferred credits	6,651	—

Total Current Liabilities	7,924,724	1,170,089

Notes Payable Long-Term	700,000	—

Total Liabilities	8,624,724	1,170,089

Unissued Common Stock	150,864	2,649,168

Unissued Preferred Stock	—	1,150,000

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.10, authorized shares 1,000,000, 100,000 issued, $1,150,000 liquidation preference	10,000	—
Common stock, $.0167 par value 100,000,000 shares authorized, 12,579,200 and 1,599,188 shares issued and outstanding in 2006 and 2005, respectively	209,981	26,707
Additional paid-in-capital	17,817,370	2,158,302
Accumulated deficit	(15,905,136)	(3,561,721)

Total Stockholders’ Equity (Deficit)	2,132,215	(1,376,712)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,907,803	$3,592,545

See the accompanying notes which are an integral part of the consolidated financial statements.

MBI FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE PERIOD ENDED
March 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006

	2006	2005
		(Restated)
Loan Revenues	$6,993,704	$1,081,625

Cost of Revenues	5,895,891	921,561

Gross Profit	1,097,813	160,064

Operating Expenses
Compensation	1,948,277	1,535,147
General and administrative	4,195,358	940,236
Depreciation	56,182	13,903

Total Operating Expenses	6,199,817	2,489,286

Loss from Operations	(5,102,004)	(2,329,222)

Interest Expense	7,103,415	1,197,999

Loss before Income Taxes	(12,205,419)	(3,527,221)

Income Taxes	—	—

Net Loss	(12,205,419)	(3,527,221)

Preferred Stock Dividends	(137,996)	(34,499)

Net Loss Attributable to Common Shareholders	$(12,343,415)	$(3,561,720)

Loss Per Share-basic and diluted	$(1.22)	$(1.00)

Weighted Average Number of Common Shares	10,139,361	3,546,254

See the accompanying notes which are an integral part of the consolidated financial statements.

MBI FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE PERIOD FROM
MARCH 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2005

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2004	600,000	$60,000	16,284,423	$271,950	$9,456,612	$(9,911,284)	$(122,722)
Conversion of common to preferred stock	(600,000)	(60,000)	30,000,000	501,000	(441,000)	—	—
Issuance of common stock
For consulting, director’s fees, dividends, and financing fees	—	—	15,000,000	250,500	—	—	250,500
For consulting, director’s fees, dividends, and financing fees	—	—	18,675,000	311,873	—	—	311,873
Net loss	—	—	—	—	—	(555,689)	(555,689)
Reclassify retained deficit to paid-in capital	—	—	—	—	(10,466,973)	10,466,973	—

Balance, March 25, 2005	—	—	79,959,423	1,335,323	(1,451,361)	—	(116,038)
50 for 1 reverse stock split	—	—	(78,360,235)	(1,308,616)	1,308,616	—	—

Balance September 30, 2005-as restated for 50 for 1 reverse stock split	—	—	1,599,188	26,707	(142,745)	—	(116,038)
Issuance of 7,183,376 warrants	—	—	—	—	2,301,047	—	2,301,047
Net loss	—	—	—	—	—	(3,527,222)	(3,527,222)
Preferred stock dividends	—	—	—	—	—	(34,499)	(34,499)

Balance, September 30, 2005	—	—	1,599,188	26,707	2,158,302	(3,561,721)	(1,376,712)
Issuance of preferred stock	100,000	10,000	—	—	1,140,000	—	1,150,000
Granting of 14,133,000 warrants	—	—	—	—	8,070,976	—	8,070,976
Issuance of common stock:
Consulting, director fees and guarantees	—	—	2,246,680	37,511	1,814,606	—	1,852,117
Acquisitions and financing			7,183,332	119,878	4,489,370		4,609,248
Exercise of warrants	—	—	1,550,000	25,885	144,116		170,001
Net loss	—	—				(12,205,419)	(12,205,419)
Preferred stock dividends	—	—	—	—	—	(137,996)	(137,996)

Balance, September 30, 2006	100,000	$10,000	12,579,200	$209,981	$17,817,370	$(15,905,136)	$2,132,215

MBI FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE PERIOD ENDED
March 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006

	2006	2005
Operating Activities		(Restated)
Net loss	$(12,205,419)	$(3,527,222)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of debt issue costs	2,186,384	899,354
Common stock issued for services and other expenses	1,803,062	79,468
Warrants granted for compensation, services and interest	5,841,412	1,772,147
Depreciation	56,182	13,903
Changes in operating assets and liabilities
Accounts receivable — loan fees	(270,415)	(66,214)
Loan inventory warehouse	(2,545,273)	—
Loan inventory accrued interest	(3,069)	—
Prepaid expenses	(23,116)	(5,412)
Other Assets	(7,653)
Accounts payable	(271,021)	85,092
Warehouse line	2,545,273	—
Accrued liabilities	287,390	149,317
Accounts payable — related parties	142,181	482,648
Deferred credits	6,651	—

Cash used in operating activities	(2,457,431)	(116,919)

Investing Activities
Purchase of equipment	(10,537)	(10,656)

Cash used in investing activities	(10,537)	(10,656)

Financing Activities
Proceeds from notes payable	4,332,345	399,379
Payments on notes payable	(1,285,700)	(200,000)
Exercise of warrants	170,001	—
Preferred dividends	(164,735)	(7,760)

Cash provided by financing activities	3,051,911	191,619

Net Increase in Cash	583,943	64,044

Cash Balance, Beginning of Period	68,918	4,874

Cash Balance, End of Period	$652,861	$68,918

Supplemental Cash Flow Information
Interest paid	$273,959	$—

Income taxes	$—	$—

(Continued)
See the accompanying notes which are an integral part of the consolidated financial statements.

MBI FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND THE PERIOD ENDED
March 25, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(Continued)

	2006	2005
Supplemental Non-Cash Information
Assets acquired and liabilities assumed in acquisition of MBI
Accounts receivable, prepaid and other assets	$—	$(64,378)
Equipment	—	(105,614)
Goodwill	—	(836,668)
Accounts payable	—	6,660
Notes payable	—	260,000
Common stock issuable	—	740,000
Assets acquired and liabilities assumed in acquisition of Northland Funding
Equipment	—	(71,775)
Goodwill	—	(928,225)
Notes payable	—	200,000
Common stock issuable	—	800,000
Assets acquired and liabilities assumed in acquisition of Lakeview Mortgage
Equipment	—	(91,732)
Goodwill	—	(258,268)
Notes payable	—	25,000
Common stock issuable	—	325,000
Mortgage note acquired	—	(1,150,000)
Preferred stock issuable	(1,150,000)	1,150,000
Debt issue cost	(2,229,564)	(1,233,600)
Common stock issuable	—	704,700
Paid-in-capital from debt issue cost	2,229,564	528,900
Preferred dividend payable	—	26,739
Preferred dividend	—	(26,739)
Preferred stock issued	10,000
Paid-in-capital from issuance of preferred stock	1,140,000
Assets acquired and liabilities assumed in acquisition of Common stock issued	99,203
Paid-in capital from issuance of common stock	2,399,101
Unissued shares	(2,498,304)
L&M
Equipment	(78,225)	—
Goodwill	(931,775)	—
Accounts payable	110,000
Notes payable	100,000	—
Common stock issued	800,000	—
Assets acquired and liabilities assumed in acquisition of Anaheim
Equipment	(64,500)	—
Goodwill	(2,852,934)	—
Accounts payable	357,434
Notes payable	1,200,000	—
Common stock issued	1,360,000	—
Debt issue cost	2,322,329	—
Paid-in-capital from debt issue cost	(2,322,329)	—

	$—	$—

See the accompanying notes which are an integral part of the consolidated financial statements.

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
     Local Telecom Systems Inc. (the “Company”), was organized in the State of Nevada on February 19, 1969. On March 25, 2005, the Company acquired all of the ownership interest in MBI Mortgage Services, LTD, an unrelated entity engaged in the real estate mortgage banking business and immediately formed MBI Mortgage, Inc. (“MBI”). The Company is in the business of originating and selling residential mortgages, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”). The Company has offices in Austin, Conroe, Laredo, El Paso, and San Antonio, Texas and Anaheim, California.
     The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles used in the United States of America and have been consistently applied in the preparation of the financial statements..
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
     Advertising
     The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expense were $160,802 for the year ended September 30, 2006. Total advertising costs charged to expense were $14,110 for the period from March 25, 2005 (inception) to September 30, 2005.
     Office and Computer Equipment
     Office and computer equipment are stated at their historical costs or, if acquired through a purchase transaction, their fair value assigned at the date of purchase. Depreciation is computed using a straight-line method. Lives for depreciation are from three to ten years. Expenses for maintenance and repairs are charged to operations as incurred. Expenditures for additions, improvements, and replacements are added to the property and equipment accounts. Retired assets are eliminated from the assets accounts and the related amounts of accumulated depreciation are eliminated from the accumulated depreciation accounts. Gains and losses from disposals are included in earnings. Depreciation expense for the period ended September 30, 2006 was $56,182. Depreciation expense for the period from March 25, 2005 (inception) to September 30, 2005 was $13,903.
(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     Loan Inventory Warehouse and Warehouse Line
     Loan Inventory Warehouse asset represents the amount of mortgages that the Company originated and provided the funding to close on the transaction. When the Company provides the funding for the closing, it owns the mortgage until it resells it to a third-party investor. The Company, however, will not fund a mortgage until it has a commitment from a third-party investor prior to close. Accordingly, this asset is held by the company for a very short period, generally no more than two weeks or until the third-party investor is satisfied that the transaction is properly documented. Warehouse Line liability mirrors the Loan Inventory Warehouse asset. This liability represents the obligation the Company acquires when it banks mortgages that it originates. The Company borrows the money to close on the mortgage from a line of credit that it has established with banking institutions. Similarly to the Loan Inventory Warehouse, this liability is very short-term. As of September 30, 2006 the Company had $8,000,000 line of credit between two institutions. The interest rate was prime plus two, but at a minimum of 7%. Interest expense for the year was $3,068. The balance of the Warehouse Line of credit at September 30, 2006 was $2,545,273. The Company did not have any Warehouse lines for the year ended September 30, 2005.
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
     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications
     Certain 2005 amounts have been reclassified in order to conform with the 2006 financial statement presentation.
     Stock Based Compensation and expense
     The Company has granted common stock purchase warrants to employees, consultants and note holders and guarantors. These warrants are exercisable upon issuance, and the Company expects to issue new shares out of authorized but unissued common stock. The Company accounts for the warrants at estimated fair value in accordance with Statement of Financial Accounting Standards No. 123R. (FAS 123R). As such the fair value of the grant is charged to expense on the date of grant. The fair value of the grants has been estimated using the Black-Scholes pricing model with the following assumptions:
(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Stock Based Compensation and expense (Continued)

	September 30,
	2006	2005
Weighted average assumptions:
Expected volatility	168% (1)	168% (1)
Expected life	4.29 Yrs	2.71 Yrs
Dividend yield	0	0
Risk free interest rate	4%	4%
Per share value of grants	$.50	$.55
Weighted average exercise price	$.46	$.89

(1)	The Company’s adjusted its own volatility calculation downward by averaging its volatility with that of other companies’ in the same business to arrive at a volatility of 168%.
     The following summarizes stock warrant activity and related information:

	September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding beginning of year	7,183,376	$.89	—	$—
Granted	16,383,000	.46	7,183,376	.89
Exercised	(1,550,000)	.11	—	—
Expired or Cancelled	(3,849,188)	1.00	—	—

Outstanding end of year	18,167,188	$.51	7,183,376	$.89

     The following summarizes information related to stock warrants outstanding at September 30, 2006:

		Weighted
		Average
		Remaining
		Contractual
Exercise Prices	Shares	Life (Years)
$0.13	115,000	2.50
$0.20	8,207,500	2.71
$0.35	350,000	2.71
$0.40	4,675,000	4.29
$0.42	150,000	4.29
$0.50	1,160,000	4.29
$1.00	1,005,000	4.29
$1.08	405,500	4.29
$1.25	250,000	2.71
$1.50	250,000	4.29
$2.00	1,599,188	2.71

	18,167,188

(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Stock Based Compensation and expense (Continued)
     The following recaps the expense charges for warrants granted:

	September 30,
	2006	2005
Compensation	$1,477,474	$1,535,147
Interest expense	5,911,501	765,900
Consulting fees	304,575	—
Debt Discount	377,426	—

	$8,070,976	$2,301,047

The Company is obligated to issue a warrant to acquire 1,000,000 shares of common stock exercisable at $.50 per share upon the closing at least $3,500,000 of gross proceeds from qualified financing.
     Restatement of 2005 Financial Statements
During the course of the audit of the fiscal year ending September 30, 2006, the Company discovered warrants that were granted in the fiscal year ended September 30, 2005 but not recorded at September 30, 2005. The warrants were associated with salaries and interest expense and were valued using the Black-Scholes pricing model. There were 1,600,000 warrants granted to employees with a fair value of $1.03 on the date of grant and 175,000 warrants granted for notes payable extensions and loan guarantees and were also valued at $1.03 on the date of grant. Such additional expenditures totaled $1,772,147. The following summarize the changes in the consolidated financial statements as of September 30, 2005.

	As Previously	As
	Recorded	Restated	Difference
Accumulated deficit	$(1,789,574)	$(3,561,721)	$(1,772,147)
Compensation	—	1,535,147	1,535,147
Interest expense	960,999	1,197,999	237,000
2. RECENT ACCOUNTING PRONOUNCEMENTS
     Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.
Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.
Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.
(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
In the opinion of management, these Statements will have no material effect on the consolidated financial statements of the Company.
3. ACQUISITIONS
     On March 23, 2006, Registrant acquired a significant portion of the tangible and intangible assets of L&M Mortgage Investors, Inc. (“L&M”) of San Antonio, Texas. L&M retained all of its cash, federal, state and local tax refunds, the land and building where its offices were located, insurance policies relating to L&M’s business and its corporate charter.
The aggregate purchase price of $1,005,000 paid to L&M was comprised of the following:
•	640,000 shares of the Company’s common stock and warrants to acquire 250,000 shares of common stock at $1.50 per share which were valued at $800,000. The Warrants expire on March 22, 2008
•	$105,000 of cash paid at the closing of the acquisition.
•	A promissory note in the principal amount of $100,000. It is a non-bearing interest note that is due on or before November 22, 2006.
     The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
     The allocation of the purchase price for these businesses is complete and is as follows:

Tangible assets, principally computers and office equipment	$73,225
Goodwill	931,775

Total Purchase Price	$1,005,000

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
The aggregate purchase price of $3,454,497 paid to NH was comprised of the following:
•	1,360,000 shares of Registrant’s common stock valued at $1.25 per share or $1,700,000 (the “Common Stock”).
•	$500,000 of cash paid on July 7, 2006 for the acquisition.
•	A non-interest bearing promissory note in the amount of $1,200,000. An initial discount of $144,483 was calculated on the note. $200,000 is due on December 1, 2006, April 5, 2007, July 5, 2007, October 5, 2007, January 5, 2008, and April 5 2008.
•	Included in the purchase is a rent obligation in the amount of $54,497. One payment of $3,206 is to be paid on June 30, 2006. Monthly payments of $6,411 are to be paid on the 16th of each month beginning in July 2006 and ending in February 2007. $22,440 was recorded as rent expense in the September 30, 2006 statement of operations.
(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
3. ACQUISITIONS (Continued)
     The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
     The allocation of the purchase price for this business is as follows:

Tangible assets, principally computers and office equipment	$64,500
Goodwill	3,389,997

Total Purchase Price	$3,454,497

     None of the goodwill is deductible for income tax purposes.
     The acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
For the Year ended September 30, 2005 the Company made the following acquisitions:
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
     The purchase price of MBI was $1,000,000 consisting of:
•	3,470,000 unissued post-split shares of the Company’s common stock with a valuation of $0.21 per share or $740,000.

•	Note payable to the seller of $260,000.

•	A consulting agreement with the prior owner for 24 months at a cost of $2,000 per month.
     Other transactions related to the MBI acquisition include:
•	1,305,000 unissued post-split shares issued to note guarantors, valued at $704,700 which was amortized as interest over the life of the notes.

•	Warrants to purchase an additional 1,710,000 post-split shares of the Company’s common stock with three year exercise period at a purchase price of $0.20 to $0.35 per share — valued at $2,301,047 and recorded as compensation and interest expense.

•	Cash of $300,000 borrowed on short term notes from unrelated parties.
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
(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
3. ACQUISITIONS (Continued)
     Other acquisitions — Following is a description of the additional acquisitions made during the period from March 25, 2005, (Inception) to September 30, 2005. The results of operations for each entity have been included in the accompanying consolidated statements of operations from the effective date of acquisition.
•	Lakeview Mortgage, located in Laredo, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Laredo, Texas market.

•	Northland Funding Group, located in Austin, Texas, is an independent mortgage broker engaged in the securing of mortgage loans for home buyers in the Austin, Texas market.
     The Company acquired these entities for an aggregated purchase price of $1,350,000 consisting of:
•	880,000 unissued post-split shares of common stock and warrants to purchase 250,000 post-split shares of the Company’s common stock exercisable at $0.20 were valued at $1,125,000

•	Short-term notes payable to the sellers of $225,000.
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
4. LEASE OBLIGATIONS
The Company leases its offices from third parties on a month to month basis. For the year ended September 30, 2006, the amount of this expense totaled $312,444. For the year ended 2005 the amount was $34,644.

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
5. NOTES PAYABLE
Notes payable consisted of the following at September 30, 2006:

Short-term
12% note payable to a company, principal and interest due June 30, 2006, unsecured , $1,000,000 paid in December 2006	$1,500,000

Non-interest bearing note payable to a company, principal and interest due over two year period, secured by California assets, $200,000 paid in December 2006, (discounted at 12%)	1,125,814

13% note payable to a company, principal and interest due October 31, 2007, unsecured, paid in December 2006	1,250,000

10% note payable to a company, principal and interest due May 5, 2007, unsecured (discounted at 10%)	49,708

Non-interest bearing note payable to a company, principal and interest due November 21, 2005, unsecured, paid in December 2006 (discounted at 10%)	100,000

15% note payable to a company, principal and interest due July 1, 2007, secured by the Company’s stock and shareholder guarantee, $150,000 paid in October 2006	235,000

4,260,522

Less debt discount	(377,426)

$3,883,096

Warehouse Line
Secured with mortgage loan inventory, due within 30 days, renewed annually, minimum 7% interest or prime + 2.00%	$2,545,273

Long-term
18% note payable to a company, principal and interest due November 30, 2007, unsecured	$110,000

12% note payable to a company, principal and interest due December 31, 2007, unsecured	480,000

18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000

$700,000

(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
5. NOTES PAYABLE (Continued)
Notes payable consisted of the following at September 30, 2005:

10% note payable to a company, principal and interest due November 5, 2005, secured by the Company’s stock and shareholder guarantee, paid in December 2005	$250,000

10% note payable to a company, principal and interest due November 5, 2005, secured by the Company’s common stock and shareholder guarantee, paid in December 2005	46,000

10% note payable to an individual, principal and interest due May 5, 2006, secured by Company stock	60,000

10% note payable to a company, principal and interest due January 6, 2006, secured by Company stock and shareholder guarantee	50,000

Non-interest bearing note payable to a shareholder, due March 27, 2006, secured by Company common stock (discounted at 10%)	53,379

Non-interest bearing note payable to two individuals, due on June 30, 2006, secured by Company stock	100,000

559,379

Less debt discount	(334,246)

$225,133

6. FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of its cash, loan fees receivable, accounts payable, notes payable, and mortgage loans receivable/payable. The fair value of these financial instruments approximates their carrying values. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Through September 30, 2006, the Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving cash. None of the Company’s cash is restricted.
     The Company’s accounts receivable represents funds collected at loan closing by title companies but not yet remitted to the Company. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.
7. INCOME TAXES
     Total income tax (benefit) expense is less than the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate. The reasons for these differences and the related tax effects are:

	2006	2005
Tax Benefit at Statutory Rate (34%)	$(4,149,842)	$(1,199,255)
Change in Valuation Allowance	101,224	1,196,594
Other Non-Deductible Expenses	4,048,618	2,661

	—	—

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
7. INCOME TAXES (Continued)
     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of Company’s deferred tax assets (liabilities) are as follow:

	2006	2005

Deferred tax assets —net operating losses	$1,297,818	$1,196,594

Valuation allowance	(1,297,818)	(1,196,594)

Net deferred assets	—	—

     A valuation allowance equal to the deferred tax asset has been established due to the uncertainty of realizing the benefit of the tax carryforward.
8. STOCKHOLDER’S EQUITY
On September 30, 2005, the Company reported outstanding Common Stock of 79,959,423 shares. On May 12, 2006 the Company received regulatory approval for the one-for-fifty reverse stock split that it had voted on in May of 2005. Accordingly, after regulatory approval there were 1,599,188 shares issued and outstanding owned by those stockholders. On September 30, 2006 the Company reported total Common Stock outstanding of 12,579,200 shares. The increase occurred for the following reasons:
•	2,246,680 shares for officer/director fees, consulting fees, and guarantees.

•	7,183,332 shares for acquisitions and financing, and,

•	1,550,000 shares on the exercise of warrants.
     In addition, the Company had warrants to purchase 18,167,188 shares of common stock outstanding at September 30, 2006 attributable to the following:
•	Warrants issued to existing shareholders on May 25, 2005 to purchase 1,599,188 shares for $2.00 for two years.

•	Warrants, issued to various parties in connection with the acquisitions, aggregating 2,210,000 shares at exercise prices of $.20 to $1.50 per share for three years.

•	Warrants issued in connection with the services, employment incentives, and guarantees on notes for 2,837,500 shares at exercise prices of $.20 to $1.00 for three years.

•	Warrants issued to noteholders in connection with various notes and note extensions to purchase 7,250,833 shares at exercise prices of $.20 to $1.00 for up to five years.

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
9. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share. Diluted earnings per common share are not presented as such computation would be antidilutive.

	September 30,	September 30,
	2006	2005
Numerator
Net loss	$(12,205,419)	$(3,527,222)
Preferred stock dividends	(137,996)	(34,499)

Numerator for basic loss per common share	(12,343,415)	(3,561,721)
Denominator
Basic loss per common share Weighted average shares outstanding	10,139,361	3,546,254

Per common share
Basic loss per common share	$(1.22)	$(1.00)
10. SUBSEQUENT EVENTS
     In order to finance its acquisitions and working capital requirements, the Company borrowed $5,000,000 from private parties on December 27, 2006. The company acquired the fixed assets and intangible assets of Merchants Home Loan, Inc. for $50,000 cash, a non-interest bearing note for $150,000 and 666,666 shares of the Company’s common stock.
The Company has continued to engaged an investment banker to assist the Company in the private placement funding. It is undeterminable to what extent the Company will be successful in such efforts.
11. RELATED PARTY TRANSACTIONS
     The Company has a number of financial relationships with related parties for the year ended September 30, 2006:
•	The Officers of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted shares totaling 242,000.

•	The Officers and principal owners of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants totaling 1,990,000 at a strike price of $.20 for terms of 3 to 5 years.

•	The following represents amount payable to officers and directors as of September 30, 2006:

Consulting fees	$533,790
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

$694,330

(Continued)

MBI FINANCIAL INC.
(Formerly Local Telecom Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 and 2005
11. RELATED PARTY TRANSACTIONS (Continued)
     The Company has a number of financial relationships with related parties for the year ended September 30, 2005:
•	Principal owners have provided collateral in the form of their common stock of the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants to purchase 835,000 shares of common stock at exercise prices of $0.20 to $0.35 for a period of three years.

•	The Company has borrowed $50,000 directly from a principal owner for which the principal owner has received warrants to purchase 150,000 shares of the Company’s common stock at a price of $0.20 per share for three years.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	The former spouse of the Chief Executive Officer is the owner of the real estate that the Company the second lien mortgage has been assigned to the Company in the amount of $1,150,000.The real estate is subject to first and second lien mortgages. The first lien mortgage is approximately $300,000.

•	The Chairman of the Board is a member of Bajjer, LLC, from which the Company purchased MBI and has an on-going consulting relationship. Effective July 1, 2005, the Company entered into a consulting agreement whereby Bajjer would receive a consulting fee of eighteen (18) basis points for all consolidated originated mortgage loan volume originated. Bajjer and the Company mutually agreed to cancel the agreement as of April 19, 2006. The Company also agreed to pay Bajjer a one time fee for prior services in the amount of $325,000. Fees accrued relative to this consulting agreement include the following at September 30, 2006:

Prior consulting fee	$325,000
Consulting fees based on loan volume	150,791

$475,791

•	The Chairman of the Board has an additional six months consulting agreement at $10,000 per month. At September 30, 2005, the Company had accrued $30,000 on the agreement.
     Accounts payable to related parties consist of the following at September 30,2005:

Consulting fees	$392,609
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

$552,149

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
31(i)	xx	302 Certification of Chief Executive Officer
31(ii)	xx	302 Certification of Chief Financial Officer
32(i)	xx	906 Certification of Chief Executive Officer
32(ii)	xx	906 Certification of Chief Executive Officer
Exhibits Incorporated by Reference
Form 8-K filed on March 29, 2006 detailing the acquisition of L&M Mortgage and funding on the purchase.
Form 8-K filed July 12, 2006 detailing the acquisition of New Horizons Financial, Inc. and the funding of such acquisition from Spencer Clarke investors.