Form 10QSB
period 2006-12-31
MBI Financial, Inc.
filed 2007-02-20
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006
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
On February 9, 2007 the Registrant had 14,853,366 shares of its common stock outstanding, par value $0.0167 per share outstanding.

Index
MBI FINANCIAL, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets — December 31, 2006 and September 30, 2006.

Consolidated statements of operations — three months ended December 31, 2006 and 2005.

Consolidated statements of cash flows — three months ended December 31, 2006.

Notes to consolidated financial statements

Item 2. Plan of Operation

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Signatures
Certification of Robert M. Currier, Chief Financial Officer
Certification of Patrick A. McGeeney, Chairman, President and Chief Executive Officer
Certification Pursuant to Section 906

FORWARD-LOOKING STATEMENTS
This form 10-QSB and the documents incorporated by reference in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties, and assumptions related to the following:
•	Changes in interest rates.

•	The Company’s ability to get additional financing.

•	The Company’s ability to find suitable acquisition companies.

•	Other federal and state laws and regulations.

•	General economic conditions.

•	Competitive factors including pricing pressures.

•	The Company’s dependence on key personnel.

•	Risks associated with acquisitions.

•	Changes in income taxes.

•	Significant intangible assets.

•	Dependence on information processing systems and risk of errors or omissions.
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

MBI FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2006	2006

	(unaudited)
Current Assets
Cash	$2,497,702	$652,861
Accounts receivable—loan fees	288,252	340,848
Loan inventory warehouse	2,140,241	2,545,273
Loan inventory accrued interest	—	3,069
Receivable from related parties	25,948	—
Prepaid expenses	59,520	31,299

Total Current Assets	4,985,715	3,573,350

Equipment—net	385,332	362,954
Goodwill	6,962,860	5,807,870
Other assets	1,163,629	1,163,629

Total Assets	$13,523,484	$10,907,803

Current Liabilities
Accounts payable	$412,775	$358,667
Accrued liabilities	570,851	436,707
Warehouse line	2,140,241	2,545,273
Payable to related parties	644,330	694,330
Notes payable—net of discount of $23,539 and $377,426 at December 31, 2006 and September 30, 2006, respectively	4,599,113	3,883,096
Deferred credits	—	6,651

Total Current Liabilities	8,367,310	7,924,724

Notes payable—long-term	3,212,500	700,000

Total Liabilities	11,579,810	8,624,724

Unissued Common Stock	150,864	150,864

Stockholders’ Equity
Preferred stock, par value $.10 per share 1,000,000 shares authorized, 100,000 shares issued, $1,150,000 liquidation preference	10,000	10,000
Common stock, $.0167 par value,100,000,000 shares authorized, 14,753,366 and 12,579,200 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	246,381	209,981
Additional paid-in-capital	19,986,380	17,817,370
Accumulated deficit	(18,334,951)	(15,905,136)
Treasury stock, at cost, 80,000 shares at December 31, 2006	(115,000)	—

Total Stockholders’ Equity	1,792,810	2,132,215

Total Liabilities and Stockholders’ Equity	$13,523,484	$10,907,803

See accompanying notes to consolidated financial statements

MBI FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31
	2006	2005

Revenue	$2,777,798	$1,205,921
Cost of revenue	2,312,470	1,027,168

Gross Profit	465,328	178,753
Operating Expenses:
Compensation	174,429	—
General and Administrative	1,541,994	480,683
Depreciation	24,548	12,298

Total Operating Expenses	1,740,971	492,981

Operating loss	(1,275,643)	(314,228)

Interest Expense	1,113,680	1,674,136

Net loss	(2,389,323)	(1,988,364)
Preferred Stock Dividends	40,492	34,499

Net Loss Attributable to Common Shareholders	$(2,429,815)	$(2,022,863)

Loss Per Share
Basic and Diluted	$(.19)	$(1.27)

Weighted Average Number of Common Shares (Basic and Diluted)	12,745,114	1,598,988

See accompanying notes to consolidated financial statements

MBI FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended
December 31,
2006
Operating Activities
Net Loss Attributable to Common Shareholders	$(2,429,815)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,548
Amortization of debt issue costs	353,887
Warrants issued for services and interest	759,910
Common stock issued for operating expenses	115,500
Cash provided (used) by operating assets and liabilities:
Accounts receivable	52,596
Loan inventory—warehouse	409,011
Loan inventory—accrued interest	(910)
Prepaid expenses	(28,221)
Other assets	(25,948)
Accounts payable	54,108
Warehouse line	(405,032)
Accounts Payable — related parties	(50,000)
Accrued liabilities	134,144
Deferred Credits	(6,651)

Cash used in Operating Activities	(1,042,873)

Investing Activities
Purchase of equipment	(1,916)
Acquisitions	(50,000)

Cash used in Investing Activities	(51,916)

Financing Activities
Proceeds from notes payable	6,435,000
Repayments of notes payable	(3,380,370)
Purchase of treasury stock	(115,000)

Cash provided by Financing Activities	2,939,630

Net Increase in Cash	1,844,841
Cash Balance, Beginning of Period	652,861

Cash Balance, End of Period	$2,497,702

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,605

Non-cash activities:
Common stock issued for conversion of notes payable	$330,000
Common stock issued in connection with an acquisition	$1,000,000
See accompanying notes to consolidated financial statements

MBI FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Period Ended December 31, 2006
(UNAUDITED)
1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MBI Financial, Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. MBI Financial, Inc. is a holding company which, through its sole wholly-owned subsidiary, MBI Mortgage, Inc. (“MBI”), which was acquired on March 25, 2005, is engaged in the business of originating and selling residential mortgages. The Company believes mortgage brokers are currently under some consumer pressure to also become a banking operation to keep pace with a fast moving and constantly changing mortgage lending environment. In increasing numbers, mortgage brokers today must compete with mortgage banking operations that approve and close loans quicker, because they control the funding of their loans. Moreover, mortgage brokers must now disclose to its customers how much money they are making on each loan due to recent Federal Guidelines, where mortgage banking operations are not required to make this disclosure.
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
Mortgage bankers sell their loans to loan investor companies or directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, mortgage bankers can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the mortgage banker must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac, or by the Federal Housing Administration, in the case of Ginnie Mae. The loans that the Company originates are first mortgages secured by single-family residences (defined as one to four unit dwellings).
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
Advertising
The Company has the policy of expensing advertising costs as incurred. Advertising costs charged to expense were $160,921 and $13,829 for the period of three months ended December 31, 2006 and 2005, respectively.
Office and Computer Equipment
Office and computer equipment are stated at their historical costs or, if acquired through a purchase transaction, their fair value assigned at the date of purchase. Depreciation is computed using a straight-line method. Lives for depreciation are from three to ten years. Expenses for maintenance and repairs are charged to operations as incurred. Expenditures for additions, improvements, and replacements are added to the property and equipment accounts. Retired assets are eliminated from the assets accounts and the related amounts of accumulated depreciation are eliminated from the accumulated depreciation accounts. Gains and losses from disposals are included in earnings. Depreciation expense was $24,548 and $16,742 for the period of three months ended December 31, 2006 and 2005, respectively.
Goodwill
Goodwill was acquired in connection with the purchases of other businesses and represents the excess of the purchase price over the fair value of the net assets of the acquired companies. In accordance with Statements of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill but tests it annually for impairment. An impairment loss might occur if an event or circumstance indicated that a long-lived asset’s carrying value might not be recovered. The Company does not believe any of the long-lived assets were impaired during this quarter.
Loan Inventory Warehouse and Warehouse Line
Loan Inventory Warehouse asset represents the amount of mortgages that the Company originated and provided the funding to close on the transaction. When the Company provides the funding for the closing, it owns the mortgage until it resells it to a third-party investor. The Company, however, will not fund a mortgage until it has a commitment from a third-party investor prior to close. Accordingly, this asset is held by the Company for a very short period, generally no more than two weeks or until the third-party investor is satisfied that the transaction is properly documented. Warehouse Line liability mirrors the Loan Inventory Warehouse asset. This liability represents the obligation the Company acquires when it banks mortgages that it originates. The Company borrows the money to close on the mortgage from a line of credit that it has established with banking institutions. Similarly to the Loan Inventory Warehouse, this liability is very short-term. As of December 31, 2006 the Company had $15,000,000 line of credit between two institutions. The interest rate was prime plus two, but at a minimum of 7%. Interest expense for the quarter was $16,355. The balance of the Warehouse Line of credit at December 31, 2006 was $2,140,241. The Company did not have any Warehouse lines for the quarter ended December 31, 2005.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain 2005 amounts have been reclassified in order to conform with the 2006 financial statement presentation.

2. ACQUISITIONS
On December 15, 2006, Registrant acquired a significant portion of the tangible and intangible assets of Merchants Home Mortgage, Inc. (“Merchants”) of Dallas, Texas. Merchants retained all of its cash, federal, state and local tax refunds, and insurance policies relating to Merchant’s business and its corporate charter.
The aggregate purchase price of $1,200,000 paid to Merchant’s owner, William Marshall, was comprised of the following:
•	666,666 shares of the Company’s common stock at $1.50 per share which totaled $1,000,000 for the purposes of this acquisition.

•	$50,000 of cash paid at the closing of the acquisition.

•	A promissory note in the principal amount of $150,000. It is a non-bearing interest note that is due on or before March 31, 2007.
The purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the sellers in an amount necessary to equal the share component of the purchase price for the respective business.
The allocation of the purchase price for these businesses is complete and is as follows:

Tangible assets, principally computers and office equipment	$45,010
Goodwill	1,154,990

Total Purchase Price	$1,200,000

None of the goodwill is deductible for income tax purposes.
The acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
For the Quarter ended December 31, 2005 the Company made no acquisitions.
3. LEASE OBLIGATIONS
The Company leases its offices from third parties on a month to month basis. Rent expense was $208,734 and $82,854 for the period of three months ended December 31, 2006 and 2005, respectively.

4. NOTES PAYABLE
A summary of notes payable at December 31, 2006 follows:

18% note payable to a company, principal and interest due on quarterly basis with final payment due January 2009, secured by assets of Company	$5,000,000
Non-interest bearing note payable to a company, principal and interest due over two year period, secured by California assets	929,932
12% note payable to a company, principal and interest due May 31, 2007, unsecured	800,000
12% note payable to a company, principal and interest due May 31, 2007, unsecured	500,000
12% note payable to a company, principal and interest due December 31, 2007, unsecured	150,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
15% note payable to a company, principal and interest due July 1, 2007, secured by the Company’s stock and shareholder guarantee	110,000
Non-interest bearing note payable to a company due January 31, 2007	100,000
10% note payable to a company, principal and interest due May 5, 2007, unsecured	25,220
Less discount	23,539

Total notes payable	7,811,613
Less long-term portion	3,212,500

Short-term notes payable	$4,599,113

5. FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of its cash, loan fees receivable, accounts payable, notes payable, and mortgage loans receivable/payable. The fair value of these financial instruments approximates their carrying values. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Through December 31, 2006, the Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving cash. None of the Company’s cash is restricted.
The Company’s accounts receivable represents funds collected at loan closing by title companies but not yet remitted to the Company. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.
6. COMMON STOCK
On September 30, 2006 the Company reported total common stock outstanding of 12,579,200 shares. For the quarter ended December 31, 2006 the total common stock outstanding was 14,753,366. The increase occurred for the following reasons:
•	7,500 shares for consulting fees.

•	1,066,666 shares for acquisitions and financing, and,

•	1,100,000 shares for the conversion of notes payable.
The Company repurchased 80,000 shares of its common stock during the quarter ended December 31, 2006 for $115,000. This has been recorded as treasury stock.

7. RELATED PARTY TRANSACTIONS
The Company has a number of financial relationships with related parties for the quarter ended December 31, 2006:
•	The Officers of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted shares totaling 242,000.

•	The Officers and principal owners of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants totaling 1,990,000 at a strike price of $.20 for terms of 3 to 5 years.

•	The following represents amount payable to officers and directors as of December 31, 2006:

Consulting fees	$483,790
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

$644,330

The Company has a number of financial relationships with related parties for the quarter ended December 31, 2005:
•	Principal owners have provided collateral in the form of their common stock of the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants to purchase 835,000 shares of common stock at exercise prices of $0.20 to $0.35 for a period of three years.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	A director is a member of Bajjer, LLC, from which the Company purchased MBI and has an on-going consulting relationship. Effective July 1, 2005, the Company entered into a consulting agreement whereby Bajjer would receive a consulting fee of eighteen (18) basis points for all consolidated originated mortgage loan volume originated. Bajjer and the Company mutually agreed to cancel the agreement as of April 19, 2006. The Company also agreed to pay Bajjer a one time fee for prior services in the amount of $325,000. Fees accrued relative to this consulting agreement include the following December 31, 2006:

Prior consulting fee	$325,000
Consulting fees based on loan volume	100,791

Amount included in total consulting fees $483,790 noted above	$425,791

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
(a) Plan of Operations
General Discussion
The Company entered the mortgage lending business with the acquisition of MBI Mortgage Service, Ltd (“MBI”) of Houston, Texas on April 1, 2005. The Company’s plan is to acquire mortgage brokerage businesses throughout the United States and enhance the acquired companies’ operations by improving marketing tactics, streamlining compliance and processing efforts and offering mortgage banking services. By September 30, 2005 we had acquired the assets, net of selected liabilities, of two more mortgage businesses;
•	Northland Funding Group in Austin, Texas, and

•	Lakeview Mortgage, Inc., in Conroe, Texas
The combined purchase price of the assets, net of selected liabilities was $2,125,000 and was funded as follows:
•	$225,000 of short-term notes

•	900,000 shares of our common stock

•	Warrants to purchase 1,225,000 of our common stock
These three companies are operated as a unified mortgage brokerage and banking business from MBI’s principal office in Austin, Texas serving the markets in Austin, Conroe and Laredo, Texas.
Management focused its efforts on assimilating these acquisitions during the first quarter of fiscal 2006 and did not make another asset acquisition until the end of the second quarter of fiscal 2006. On March 23, 2006, we acquired most of the tangible and intangible assets of L&M Mortgage Investors, Inc. (“L&M”) of San Antonio, Texas for $1,010,000 comprised of the following:
•	$110,000 cash.

•	640,000 shares of our common stock.

•	A non-interest bearing note in the amount of $100,000 due on or before November 22, 2006.

•	Warrants to purchase 250,000 share of our common stock. These warrants expire on March 22, 2008.
The Company’s next asset acquisition was on June 30, 2006. We acquired most of the tangible and intangible assets of New Horizons Financial, Inc. (“NH”), operating in Anaheim, California for $3,454,497 which was comprised of the following:
•	$500,000 cash.

•	1,360,000 shares of our common stock.

•	A non-interest bearing note in the amount of $1,254,497 that is due on multiple dates with varying amounts.
In the current quarter we acquired certain assets of Merchants Home Mortgage, Inc. in Dallas, Texas for $1,200,000 comprised of the following:
•	$50,000 cash.

•	666,666 shares of our common stock.

•	A non-interest bearing note in the amount of $150,000 due on or before March 31, 2007.

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
Results of Operations
A summary of operations for the quarter ended December 31, 2006 with that of December 31, 2005 follows:

	Consolidated
	Quarter Ended December 31,		Increase/
	2006	2005	(Decrease)%

Revenue	$2,777,798	$1,205,921	$1,571,877	130.35%
Cost of Goods Sold	2,312,470	1,039,466	1,273,040	122.47%

Gross Profit	465,328	166,455	298,873	179.55%

Operating Expenses	1,740,971	480,683	1,260,288	262.19%

Operating Loss	(1,275,643)	(314,228)	961,415	305.96%

Interest	1,113,680	1,674,136	(560,456)	-33.48%

Net Loss	($2,389,323)	($1,988,364)	$400,959	20.17%

There has been an increase in the loss for the quarter ended December 31, 2006 as compared to the same quarter last year. The following tables break down the operating results between corporate and the mortgage operations:

	Corporate
	Quarter Ended December 31,		Increase/
	2006	2005	(Decrease)%

Revenue	$0	$0	$0	n/a
Cost of Goods Sold	0	0	0	n/a

Gross Profit	0	0	0	n/a

Operating Expenses	1,064,996	84,593	980,403	1158.96%

Operating Loss	(1,210,971)	(84,593)	(980,403)	1158.96%

Interest	1,113,680	1,623,089	(509,409)	-31.39%

Net Loss	($2,178,676)	($1,707,682)	$470,994	27.98%

The increase in the general and administrative expenses is due to costs involved in the growth of the Company. Corporate growth has necessitated more expenses in the areas of personnel, consulting, legal and audit.
     The decrease in interest reflects the fact that there were fewer warrants issued in the quarter ended December 31, 2006 than in the quarter ended December 31, 2005. The warrant expense calculated in accordance with GAAP incurred in the previous year was recorded as interest.

	Mortgage Operations
	Quarter Ended December 31,		Increase/
	2006	2005	(Decrease)%

Revenue	$2,777,798	$1,205,921	$1,571,877	130.35%
Cost of Goods Sold	2,312,470	1,027,168	1,213,004	122.47%

Gross Profit	465,328	178,753	298,873	179.95%
margin %	16.75%	14.82%	2.95%	21.36%
Operating Expenses	675,975	408,388	279,885	70.66%

Operating Loss	(210,647)	(229,635)	(18,988)	-8.27%

Interest	0	51,047	(51,047)	-100.00%

Net Loss	$(210,647)	($280,682)	(70,035)	-24.95%

The operating loss of the mortgage operation is due to an increase in the general and administrative costs that more than offset an increase in the gross profit. The increase in the general and administrative expenses was chiefly in the areas of rent, advertising, and consulting. All of these were a direct result of the growth of the Company in the past year.
The gross profit increase was chiefly due to a volume increase, although there was a small increase in the percentage revenue from the loans. The following table shows a summary of the loan volume for the quarter ended December 31, 2006 compared to the same period last year:

	Loan Volume
	Quarter Ended December 31,		Increase/
	2006	2005	(Decrease)%

Anaheim Hills	71	0	71	n/a
Austin	212	208	4	1.92%
Conroe	50	116	(66)	-56.90%
Dallas	114	16	98	612.50%
El Paso	65	0	65	n/a
Laredo	41	2	39	1950.00%
San Antonio	143	0	143	n/a

	696	342	354	103.51%

Total loan value	$119,891,688	$53,984,895	$65,906,793	122.08%

Average loan	$172,258	$157,851	$14,408	9.13%

Future Operations
The Company continues to seek acquisitions in the mortgage brokerage and banking business and others that would be complementary to mortgage operations. However, there can be no assurance that businesses meeting our acquisition criteria can be located, that we will have the funds sufficient to consummate the acquisitions or that, once acquired, we will be able to manage the acquired businesses on a profitable basis.

Liquidity and Capital Resources
The Company is totally dependant on outside capital sources to sustain operations and pursue our acquisition program. During this quarter we obtained a total of $6,510,000 in loans which entitled us to pay short-term debt that was due and provided us with funds for acquisitions. We will continue to pursue both debt and equity funding.
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
The deficiency is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company’s financial close and reporting process. The Company has hired a qualified financial officer to provide oversight and to correct this deficiency for future filings. This deficiency in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the deficiency described above with the hiring of a qualified financial officer with significant reporting experience to provide oversight and to correct the deficiency for future filings.
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

MBI FINANCIAL, INC. (Registrant)
	By:	/s/ Patrick A. McGeeney
Date: February 20, 2007		Patrick A. McGeeney, Chairman,
President and Chief Executive Officer

Part II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings outstanding against the Company as of December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period.
Item 3. Defaults Upon Senior Securities
There were no defaults on senior securities as of December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter.