Form 10QSB
period 2007-03-31
MBI Financial, Inc.
filed 2007-05-15
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
On May 11, 2007 the Registrant had 15,323,033 shares of its common stock outstanding, par value $0.0167 per share outstanding.

Index
MBI FINANCIAL, INC. AND SUBSIDIARIES

i

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2007	2006
	(unaudited)
ASSETS

Current Assets
Cash	$1,495,494	$652,861
Accounts receivable—loan fees	398,139	340,848
Loan inventory warehouse	3,108,159	2,545,273
Loan inventory accrued interest	3,529	3,069
Prepaid expenses	76,639	31,299

Total Current Assets	5,081,960	3,573,350

Equipment—net	393,145	362,954
Goodwill	6,836,996	5,807,870
Note receivable from related party	368,000	—
Other assets	1,193,577	1,163,629

Total Assets	$13,873,678	$10,907,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$457,981	$358,667
Accrued liabilities	878,939	436,707
Warehouse line	3,108,159	2,545,273
Payable to related parties	644,330	694,330
Notes payable—net of discount of $93,607 and $377,426 at March 31, 2007 and September 30, 2006, respectively	4,981,394	3,883,096
Deferred credits	—	6,651

Total Current Liabilities	10,070,803	7,924,724

Notes payable—long-term	2,700,000	700,000

Total Liabilities	12,770,803	8,624,724

Unissued common stock	—	150,864

Stockholders’ Equity

Preferred stock, par value $.10 per share 1,000,000 shares authorized, 101,000 and 100,000 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively, $1,150,000 liquidation preference	10,100	10,000
Common stock, $.0167 par value,100,000,000 shares authorized, 14,873,033 and 12,579,200 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	248,380	209,981
Additional paid-in-capital	23,047,300	17,817,370
Accumulated deficit	(22,087,905)	(15,905,136)
Treasury stock, at cost, 80,000 shares at December 31, 2006	(115,000)	—

Total Stockholders’ Equity	1,102,875	2,132,215

Total Liabilities and Stockholders’ Equity	$13,873,678	$10,907,803

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
Revenue	$3,447,232	$1,312,005	$6,225,030	$2,517,926
Cost of revenue	3,316,241	1,107,563	5,628,711	2,182,015

Gross profit	130,991	204,442	596,319	335,911
Operating expenses:
Compensation	103,200	33,824	277,629	50,736
Legal	131,767	54,875	187,200	56,875
Accounting and audit	83,307	3,806	98,312	19,368
Consulting	1,885,376	311,323	2,581,907	318,095
Other general and administrative	902,937	235,002	1,677,962	661,654
Depreciation	15,297	8,580	39,845	20,878

Total operating expenses	3,121,884	647,410	4,862,855	1,127,606

Operating loss	(2,990,893)	(442,968)	(4,266,536)	(791,695)

Interest expense	723,325	343,748	1,837,004	2,017,884

Net loss	(3,714,218)	(786,716)	(6,103,540)	(2,809,579)
Preferred stock dividends	38,736	—	79,228	—

Net loss attributable to common shareholders	$(3,752,954)	$(786,716)	$(6,182,768)	$(2,809,579)

Loss per share -- Basic and diluted	$(0.25)	$(0.49)	$(0.44)	$(1.75)

Weighted average number of common shares (basic and diluted)	14,793,255	1,599,188	14,159,700	1,599,188

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net Loss Attributable to Common Shareholders	$(6,182,769)	$(2,809,578)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	39,845	20,878
Amortization of debt issue costs	283,819	1,502,100
Warrants issued for services and interest	2,793,279	—
Common stock issued for operating expenses	128,432	—
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(57,291)	(63,617)
Loan inventory—warehouse	(562,886)	—
Loan inventory—accrued interest	(460)	—
Prepaid expenses	(45,340)	8,183
Other assets	(29,948)	(925,500)
Accounts payable	99,314	(19,900)
Warehouse line	562,886	—
Accounts Payable — related parties	(50,000)	143,181
Accrued liabilities	442,232	152,505
Deferred Credits	(6,651)	—

Cash used in Operating Activities	(2,585,538)	(1,991,748)

INVESTING ACTIVITIES
Purchase of equipment	(8,308)	(75,436)
Acquisitions	(75,000)	—

Cash used in Investing Activities	(83,308)	(75,436)

FINANCING ACTIVITIES
Proceeds from notes payable	6,435,000	1,244,521
Repayments of notes payable	(3,440,521)	(290,000)
Proceeds from issuance of common stock	—	10,706
Additional paid-in capital	—	1,084,312
Proceeds from sale of preferred stock	1,000,000	—
Loan to related party	(368,000)	—
Purchase of treasury stock	(115,000)	—

Cash provided by Financing Activities	3,511,479	2,049,539

Net Increase in Cash	842,633	(17,645)
Cash Balance, Beginning of Period	652,861	68,918

Cash Balance, End of Period	$1,495,494	$51,273

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,006	$24,481

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended March 31, 2007
(UNAUDITED)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
MBI Financial, Inc. (the “Company”) was organized in the State of Nevada on February 19, 1969. MBI Financial, Inc. is a holding company which, through its wholly-owned subsidiary, MBI Mortgage, Inc. (“MBI”), which was acquired on May 5, 2005, is engaged in the business of originating and selling residential mortgages.
Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by the Federal National Mortgage Association (commonly referred to as “Fannie Mae”), Federal Home Loan Mortgage Corporation (commonly referred to as “Freddie Mac”), and one government agency, Government National Mortgage Association (commonly referred to as “Ginnie Mae”).
Mortgage bankers sell their loans to loan investor companies or directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, mortgage bankers can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the mortgage banker must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac, or by the Federal Housing Administration and by the Veterans Administration, in the case of Ginnie Mae. The loans that the Company originates are first mortgages secured by single-family residences (defined as one to four unit dwellings).
MBI’s strategy not only expands the mortgage broker businesses by setting up and receiving mortgage brokers’ loans in its mortgage banking operation, but also grows these businesses with proven marketing programs, better and faster loan approvals, the introduction of new and expanded loan programs, some of which are government insured through the U.S. Department of Housing and Urban Development (“HUD”). Mortgage banking operations, however, require large capital reserves in order to operate, and the industry is also regulated. Accordingly, the Company’s strategic efforts in the mortgage banking industry will be highly dependent on its ability to build capital reserves.
As part of an effort to broaden the services that the Company offers, the Company acquired a credit repair and debt settlement company in February of 2007. This company will be able to assist potential customers of MBI Mortgage in improving their chances of qualifying for loans.
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
Advertising
The Company has the policy of expensing advertising costs as incurred. Advertising costs charged to expense were $478,960 and $23,375 for the period of six months ended March 31, 2007 and 2006 respectively, and $318,039 and $9,546 for the period of three months ended March 31, 2007 and 2006, respectively.
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
Loan Inventory Warehouse and Warehouse Line
Loan inventory warehouse asset represents the amount of mortgages that the Company originated and provided the funding to close on the transaction. When the Company provides the funding for the closing, it owns the mortgage until it resells it to a third-party investor. The Company, however, will not fund a mortgage until it has a commitment from a third-party investor prior to close. Accordingly, this asset is held by the Company for a very short period, generally no more than two weeks or until the third-party investor is satisfied that the transaction is properly documented. The warehouse line liability mirrors the loan inventory warehouse asset. This liability represents the obligation the Company acquires when it banks mortgages that it originates. The Company borrows the money to close on the mortgage from a line of credit that it has established with banking institutions. Similarly to the loan inventory warehouse, this liability is very short-term. As of March 31, 2007 the Company had $20,000,000 line of credit between four institutions. The Company did not have any warehouse lines for the quarter ended March 31, 2006.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain 2006 amounts have been reclassified in order to conform with the 2007 financial statement presentation.

2. ACQUISITIONS
On February 28, 2007, the Company acquired all of the tangible and intangible assets of American Debt Specialists, Inc. of Coon Rapids, Minnesota. Subsequent to the purchase the name was changed to PMCX, Inc. and incorporated as a wholly owned subsidiary of the Company. This company assists consumers with low credit scores to improve their credit score and the company also has a debt settlement program in which the company negotiates debt settlements for payoff with mortgage loans.
The purchase price of $41,718 was comprised of a $25,000 cash payment at closing and issuance of 125,000 warrants to Tom Stephani, president of American Debt Specialists, Inc. Mr. Stephani is now the president of the wholly owned subsidiary, PMCX, Inc.
This acquisition was undertaken by the Company has part of its strategy to acquire companies that offer services complementary to the mortgage industry.
On November 1, 2006, the Company acquired a significant portion of the tangible and intangible assets of Merchants Home Mortgage, Inc. (“Merchants”) of Dallas, Texas. Merchants retained all of its cash, federal, state and local tax refunds, and insurance policies relating to Merchant’s business and its corporate charter.
The aggregate purchase price of $1,200,000 was comprised of the following:
•	666,666 shares of the Company’s common stock at $1.50 per share which totaled $1,000,000 for the purposes of this acquisition.

•	$50,000 of cash paid at the closing of the acquisition.

•	A promissory note in the principal amount of $150,000. It was a non-bearing interest note that was due on or before March 31, 2007. This note has been paid.
The asset purchase agreement stipulates that if the Company sells shares at an amount less than the per share value of the purchase price, the Company will issue additional shares to the seller in an amount necessary to equal the share component of the purchase price for the respective business.
The allocation of the purchase price for this business is as follows:

Tangible assets, principally computers and office equipment	$45,010
Goodwill	1,154,990

Total Purchase Price	$1,200,000

The acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
3. LEASE OBLIGATIONS
The Company leases its offices from third parties on a month to month basis. Rent expense was $141,077 and $76,991 for the period of three months ended March 31, 2007 and 2006, respectively, and $295,515 and $127,290 for the period of six months ended March 31, 2007 and 2006, respectively.

4. NOTES PAYABLE
A summary of notes payable at March 31, 2007 follows:

18% note payable to a company, principal and interest due on quarterly basis with final payment due January 2009, secured by assets of Company	$5,000,000
Non-interest bearing note payable to a company, principal and interest due over two year period, secured by California assets	1,000,000
12% note payable to a company, principal and interest due May 31, 2007, unsecured	800,000
12% note payable to a company, principal and interest due May 31, 2007, unsecured	500,000
12% note payable to a company, principal and interest due in nine equal installments beginning April 2007, unsecured	150,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
15% note payable to a company, principal and interest due July 1, 2007, secured by the Company’s stock and shareholder guarantee	103,705
10% note payable to a company, principal and interest due May 5, 2007, unsecured	19,034
Less discount	93,607

Total notes payable	7,681,394
Less long-term portion	2,700,000

Short-term notes payable	$4,981,394

5. FINANCIAL INSTRUMENTS
The Company’s financial instruments consist of its cash, loan fees receivable, accounts payable, notes payable, and mortgage loans receivable/payable. The fair value of these financial instruments approximates their carrying values. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Through March 31, 2007, the Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving cash. None of the Company’s cash is restricted.
The Company’s accounts receivable represents funds collected at loan closing by title companies but not yet remitted to the Company. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.

6. STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity for the six months ended March 31, 2007:

					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance, September 30, 2006	100,000	$10,000	12,579,200	$209,981	$17,817,370	$(15,905,136)	—	$—	$2,132,215

Granting of 6,220,595 warrants	—	—	—	—	759,909	—	—	—	759,909
Issuance of common stock:
Consulting fees	—	—	7,500	125	7,375	—	—	—	7,500
Acquisitions and financing	—	—	666,666	11,133	988,867	—	—	—	1,000,000
Financing	—	—	400,000	6,680	101,320	—	—	—	108,000
Conversion of notes	—	—	1,100,000	18,370	311,630	—	—	—	330,000
Net loss	—	—	—	—	—	(2,389,323)	—	—	(2,389,323)
Preferred stock dividends	—	—	—	—	—	(40,492)	—	—	(40,492)
Purchase of treasury stock	—	—	—	—	—	—	(80,000)	(115,000)	(115,000)
Other	—	—	—	91	(91)	—	—	—	—

Balance, December 31, 2006	100,000	$10,000	14,753,366	$246,381	$19,986,380	$(18,334,951)	(80,000)	$(115,000)	$1,792,810

Granting of 6,025,000 warrants	—	—	—	—	2,033,368	—	—	—	2,033,368
Sale of preferred stock	1,000	100	—	—	999,900	—	—	—	1,000,000
Issuance of common stock:
Consulting and director fees	—	—	94,667	1,581	14,820	—	—	—	16,401
Financing	—	—	25,000	418	12,832	—	—	—	13,250
Net loss	—	—	—	—	—	(3,714,218)	—	—	(3,714,218)
Preferred stock dividends	—	—	—	—	—	(38,736)	—	—	(38,736)

Balance, March 31, 2007	101,000	$10,100	14,873,033	$248,380	$23,047,300	$(22,087,905)	(80,000)	$(115,000)	$1,102,875

7. RELATED PARTY TRANSACTIONS
The Company has a number of financial relationships with related parties as of March 31, 2007:
•	During the quarter ended March 31, 2007, the Company loaned a former owner of one of the branches $368,000 for payment of income taxes resulting from the sale of his mortgage broker business to the Company. The funding of these taxes was in accordance with the asset purchase agreement. This loan is collateralized by certain assets of the borrower.
•	The Officers of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted shares totaling 242,000.

•	Certain Officers of the Company have provided guarantees and collateral, in the form of their common stock of the Company, for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants totaling 2,090,000 at a strike price of $.20 for terms of 3 to 7 years.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	A director is a member of Bajjer, LLC, from which the Company purchased MBI. Effective July 1, 2005, the Company entered into a consulting agreement whereby Bajjer would receive a consulting fee of eighteen (18) basis points for all consolidated originated mortgage loan volume. Bajjer and the Company mutually agreed to cancel the agreement as of April 19, 2006. The Company also agreed to pay Bajjer a one-time fee for prior services in the amount of $325,000. Fees accrued relative to this consulting agreement include the following at March 31, 2007:

Prior consulting fee	$325,000
Consulting fees based on loan volume	100,791

Amount included in total consulting fees $483,790 noted below	$425,791

•	The following represents amount payable to related parties as of March 31, 2007:

Consulting fees	$483,790
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

Total payable to related parties	$644,330

Item 2. Management’s Discussion and Analysis or Plan of Operation.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, in the consolidated financial statements and notes thereto included in this report and the discussions under the captions “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “will,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and similar terms and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) a projection of revenues, income (including income loss), earnings (including earnings loss) per share, capital expenditures, dividends, capital structure, or other financial items, (ii) the plans and objectives of management for future operations, including plans or objectives relating to our products or services, (iii) our future economic performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, and (iv) the assumptions underlying or relating to any statement(s) described in the foregoing subparagraphs (i), (ii), or (iii).
     The forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, changes in interest rates, inability to identify suitable acquisition candidates, successfully consummate acquisitions, and expand our business, risks relating to acquired businesses and integrating acquired businesses, lack of diversification, sales volatility or seasonality, increased competition, changing customer preferences, results of arbitration and litigation, stock volatility and illiquidity, failure to successfully comply with government regulations, failure to implement our business plans or strategies, failure to attract or maintain key employees or customers, or ineffectiveness of our marketing programs. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears under the caption “Risk Factors” and elsewhere in this report. Because of the risks and uncertainties related to these factors and the forward-looking statements, readers of this report are cautioned not to place undue reliance on the forward-looking statements. We disclaim any obligation to update these forward-looking statements or to announce publicly the results of any revisions to any of the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.
     Readers should read this report and the following discussion and analysis in conjunction with the discussion under the caption “Risk Factors” in this report, the consolidated financial statements and notes thereto included in this report, and other documents filed by us from time to time with the Commission.

Plan of Operation
     We plan to acquire mortgage brokerage assets throughout the United States and enhance the acquired assets and the related operations by improving marketing tactics, streamlining compliance and processing efforts and offering mortgage banking services. Typically, we have been able to integrate the acquired mortgage assets and mortgage related operations into our operations within two to three months of acquisition, including complete integration of all reporting and compliance systems. We believe that the relatively short time it takes to integrate operations into our systems allows us to begin improvements noted above sooner.
     On February 28, 2007, we acquired all of the assets of American Debt Specialists, Inc., a credit repair and debt settlement company based in Coon Rapids, Minnesota. Subsequent to the acquisition, these assets were transferred to PMCX, Inc., a wholly-owned subsidiary of the Company. PMCX assists consumers with low credit scores to improve their credit score and has a debt settlement program in which PMCX negotiates debt settlements for payoff with mortgage loans. The aggregate purchase price of $41,718 was comprised of a $25,000 cash payment and warrants to purchase 125,000 shares of common stock of the Company, in each case, paid or issued to Tom Stephani, then president of American Debt Specialists, Inc. Mr. Stephani is now the president of PMCX
     We plan to continue to acquire mortgage brokerage assets. We will not be able to execute our plan of operation if we are not able to identify suitable acquisition candidates, obtain sufficient liquidity and capital resources to consummate acquisitions, and otherwise successfully consummate acquisitions. If we are not able to execute our plan of operation and acquire mortgage brokerage assets, our business and financial condition could be materially adversely affected.
     We are not currently able to satisfy our ongoing cash requirements and will have to raise significant additional funds in the next 30 days in order to continue to operate our business. We have experienced difficulties meeting our payroll obligations and making timely payments to our existing creditors. We may not be able to obtain additional or adequate financing in the next 30 days. We will need to obtain significant additional liquidity and capital resources in order to execute our plan of operation and acquire additional mortgage brokerage [assets/businesses/companies]. A failure to obtain additional and adequate financing for our plan of operation and future acquisitions would likely have a material adverse effect on our financial condition, business, and results of operations.
Financial Condition and Results of Operations
Comparison of Three Months Ended March 31, 2007 and March 31, 2006
     Revenues
     Our principal sources of mortgage banking revenues are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. We also derive a portion of our revenues from the brokering of loans funded through our private lending partners. We also generate revenues from loan origination, processing, and related fees. Loan origination, processing, and underwriting fee revenues have historically represented approximately 50% of our total revenues and represented approximately 47% and 52% of total revenues for the three and six month periods ended March 31, 2007, respectively.

     A summary of operations for the period of three months ended March 31, 2007 and March 31, 2006 follows:

	Consolidated
	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$3,447,232	$1,312,005	$2,135,227	162.75%
Cost of Goods Sold	3,316,241	1,107,563	2,208,678	199.42%

Gross Profit	130,991	204,442	(73,451)	-35.93%

General & Administrative	3,121,884	647,410	2,474,474	382.21%

Operating Loss	(2,990,893)	(442,968)	(2,547,925)	575.19%

Interest	723,325	343,748	379,577	110.42%

Net Loss	($3,714,218)	($786,716)	($2,927,502)	372.12%

     Net loss increased for the three months ended March 31, 2007 compared to the comparable period last year primarily due to increased consulting expense which was paid for with the issuance of warrants and higher interest expense due to the fact that we had more debt this year than last year. The following tables break down the operating results between our corporate and mortgage operations:

	Corporate
	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$8,763	$0	$8,763	n/a
Cost of Goods Sold	16,551	0	16,551	n/a

Gross Profit	(7,788)	0	(7,788)	n/a

General & Administrative	2,372,850	515,166	1,857,684	360.60%

Operating Loss	(2,380,638)	(515,166)	(1,865,472)	362.11%

Interest	730,912	343,748	387,164	112.63%

Net Loss	($3,111,550)	($858,914)	($2,252,636)	262.27%

     The operations of PMCX, Inc. are included in corporate revenue and cost of goods sold for the three months ended March 31, 2007. Since these amounts represent the first month of operations of this subsidiary, the amounts are not material and do not warrant separate discussion.
     The increase in corporate general and administrative expense for the three months ended March 31, 2007 compared to the comparable period last year is primarily due to increased costs related to the growth of the Company, including increased personnel costs of $18,639, increased consulting expenses of $1,571,183, and increased legal and audit expenses of $101,172. These expenses are the expenses not directly related to the operating activities.
     The increase in interest for the three months ended March 31, 2007 compared to the comparable period last year reflects the fact that there was more debt outstanding during the three months ended March 31, 2007 than in the comparable period last year and the fact that the weighted interest rate on the debt is higher. We have used debt as a major source of funds for acquisitions and additional acquisitions have resulted in increased debt.

	Mortgage Operations
	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$3,438,469	$1,312,005	$2,126,464	162.08%
Cost of Goods Sold	3,299,690	1,107,563	2,192,127	197.92%

Gross Profit	138,779	204,442	(65,663)	-32.12%
margin %	4.04%	15.58%	-11.55%	-74.10%
General & Administrative	749,034	132,244	616,790	466.40%

Operating Loss	(610,255)	72,198	(682,453)	-945.25%

Interest	(7,587)	0	(7,587)	n/a

Net Loss	($602,668)	$72,198	($674,866)	-934.74%

     The increase in operating loss attributable to our mortgage operations for the three months ended March 31, 2007 compared to the comparable period last year is primarily due to an increase in general and administrative costs and a lower gross margin, partially offset by an increase in loan revenue. The increase in loan revenue for the three months ended March 31, 2007 compared to the comparable period last year reflects our growth due to acquisitions. The profitability of our operations has been negatively impacted for the three months ended March 31,

2007 compared to the comparable period last year by a change in the mix of the loans that were closed during these periods. The pull-back in the sub-prime market resulted in fewer sub-prime loans, which are generally more profitable. As we integrate our acquisitions, we are able to analyze the costs of operations and make changes to. Two of our branches were targeted for cost reductions which we expect to help improve the profitability of these branches for the three months ended June 30, 2007 compared to the three months ended March 31, 2007. The increase in the general and administrative expenses for the three months ended March 31, 2007 compared to the comparable period last year was primarily attributable to increases in rent, advertising, and consulting expenses. These increases in rent, advertising, and consulting expenses resulted directly from the growth of our mortgage operations since.
     The following table gives a breakdown of our loan volume by branch for the three months ended March 31, 2007 and the comparable period last year:

	Loan Volume
	Three Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Anaheim Hills	62	0	62	n/a
Austin	169	210	(41)	-19.52%
Conroe	35	70	(35)	-50.00%
Dallas	163	16	147	918.75%
El Paso	63	0	63	n/a
Laredo	30	27	3	11.11%
San Antonio	134	0	134	n/a

	656	323	333	103.10%

Total loan value	$112,269,336	$48,825,676	$63,443,660	129.94%

Average loan	$171,142	$151,163	$19,979	13.22%

     The loan volume from all locations owned decreased 15% for the three months ended March 31, 2007 compared to the comparable period last year which had a negative impact on our profit margin. We believe that the decreases in volume for three branches (Austin, Conroe, and Laredo) that we owned during the three months ended March 31, 2007 and the comparable period last year were partially due to the pull-back in the sub-prime market. We believe that the slow down in the housing market this year has also impacted loan volume. Dallas loan volume for 2006 represents loans closed by other offices. We did not own the Dallas branch as of March 31, 2006. Our average loan value has increased approximately 13% for the three months ended March 31, 2007 compared to the comparable period last year. This is important since the fees we earn are, to a great extent, based on a percentage of the loan value.

Comparison of Six Months Ended March 31, 2007 and March 31, 2006
     A summary of operations for the six months ended March 31, 2007 and March 31, 2006 follows:

	Consolidated
	Six Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$6,225,030	$2,517,926	$3,707,104	147.23%
Cost of Goods Sold	5,628,711	2,182,015	3,446,696	157.96%

Gross Profit	596,319	335,911	260,408	77.52%
General & Administrative	4,862,855	1,127,606	3,735,249	331.25%

Operating Loss	(4,266,536)	(791,695)	(3,474,841)	438.91%
Interest	1,837,004	2,017,884	(180,880)	-8.96%

Net Loss	($6,103,540)	($2,809,579)	($3,293,961)	117.24%

     Net loss increased for the six months ended March 31, 2007 compared to the comparable period last year primarily due to increased consulting expenses, which were paid for with the issuance of warrants, and increased costs in the areas of personnel, legal and audit. The following tables break down the operating results between our corporate and mortgage operations:

	Corporate
	Six Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$8,763	$0	$8,763	n/a
Cost of Goods Sold	16,551	0	16,551	n/a

Gross Profit	(7,788)	0	(7,788)	n/a
General & Administrative	3,415,408	615,902	2,799,506	454.54%

Operating Loss	(3,423,196)	(615,902)	(2,807,294)	455.80%
Interest	1,844,585	2,017,884	(173,299)	-8.59%

Net Loss	($5,267,781)	($2,633,786)	($2,633,995)	100.01%

     The operations of PMCX, Inc. are included in corporate revenue and cost of goods sold for the six months ended March 31, 2007. Since these amounts represent the first month of operations of this subsidiary, the amounts are not material and do not warrant separate discussion.
     The increase in corporate general and administrative expense for the six months ended March 31, 2007 compared to the comparable period last year is primarily due to [increased/additional] costs related to the growth of the Company, including increased consulting expenses that were paid chiefly by the issuance of warrants and increased personnel, legal, and audit expenses. The warrants were expensed at their fair value as calculated using the Black-Scholes model. These expenses are the expenses not directly related to the operating activities.
     The decrease in interest for the six months ended March 31, 2007 compared to the comparable period last year reflects the fact that more warrants were issued for the six months ended March 31, 2006 than the comparable period this year for finance costs with a comparatively high value as determined by the Black-Scholes model. The value of these warrants was expensed when issued. The difference in the value of warrants issued for the six months ended March 31, 2006 as compared to the comparable period this year, coupled with the amount of warrants issued in each such year, results in higher interest cost for the six months ended March 31, 2006 even though the debt balance was higher as of March 31, 2007 than it was as of March 31, 2006.

	Mortgage Operations
	Six Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Revenue	$6,216,267	$2,517,926	$3,698,341	146.88%
Cost of Goods Sold	5,612,160	2,182,015	3,430,145	157.20%

Gross Profit	604,107	335,911	268,196	79.84%
margin %	9.72%	13.34%	-3.62%	-27.15%
General & Administrative	1,447,447	511,704	935,743	182.87%

Operating Loss	(843,340)	(175,793)	(667,547)	379.73%

Interest	(7,581)	0	(7,581)	n/a

Net Loss	($835,759)	($175,793)	($659,966)	375.42%

     The increases in the operating loss of the mortgage operation is due to an increase in the general and administrative costs and a lower gross margin in spite of the increase in loan revenue. The increase in the revenue is reflective of the growth due to acquisitions. The profitability of the operations has been negatively impacted by a change in the mix of the loans that were closed. The pull back in the sub-prime market resulted in fewer sub-prime loans, which are more profitable. As a result the margins decreased. As we have assimilated the acquisitions, we are able to analyze the costs of operations and make changes. Two of our branches were targeted for significant cost reductions that will help improve the profitability in the next quarter. The increase in the general and administrative expenses was chiefly in the areas of rent, advertising, and consulting. All of these were a direct result of the growth of the mortgage operations since last year.
     The following table gives a breakdown of our loan volume by branch for the six months ended March 31, 2007 and the comparable period last year:

	Loan Volume
	Six Months Ended March 31,		Increase/
	2007	2006	(Decrease)%

Anaheim Hills	133	0	133	n/a
Austin	381	418	(37)	-8.85%
Conroe	85	186	(101)	-54.30%
Dallas	277	32	245	765.63%
El Paso	128	0	128	n/a
Laredo	71	29	42	144.83%
San Antonio	277	0	277	n/a

	1,352	665	687	103.31%

Total loan value	$232,161,024	$102,810,571	$129,350,453	125.81%

Average loan	$171,717	$154,602	$17,114	11.07%

     For the branches that we owned both this year and last year, the volume either decreased or had a small increase. To a certain extent the decrease is due to the pull-back in the sub-prime market. We believe that to some extent, the slow down in the housing market this year has also impacted loan volume. The Conroe location had experienced some operating issues which have been corrected. Dallas loan volume for 2006 represents loans closed by other offices. We did not own a Dallas branch as of March 31, 2006. Since last year we have been able to maintain a higher loan value which is important in order to maintain the revenue since revenue, to a great extent is a function of the loan value.
Liquidity and Capital Resources
     We are totally dependant on outside capital sources to sustain operations and pursue our acquisition plans. During the three months ended March 31, 2007, we raised $1,000,000 from the sale of preferred stock which provided us with funds for working capital. We intend to continue to pursue both debt and equity funding. There can be no assurance that we will be able secure the necessary capital to continue or that our losses can be eliminated.
     Our sources of liquidity include cash from the sale of debt and equity securities in private transactions, borrowings under our warehouse lines of credit and other credit facilities, and the sale of mortgage loans. Our uses of cash include the funding of mortgage loans, repayment of amounts borrowed under warehouse and other lines of credit, salaries and commissions, other operating expenses, payment of interest, and capital expenditures primarily comprised of the acquisition of assets of mortgage brokerage operations.

     To maintain its FHA lending certification, MBI Mortgage must comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. MBI Mortgage’s current adjusted net worth for HUD requirement purposes amounted to approximately $1.4 million. A net worth deficiency could cause MBI Mortgage to lose its FHA certification. The loss of the FHA certification could be detrimental to our operations and financial position.
     We do not have sufficient liquidity to fund our operations and working capital and capital expenditure requirements for the next 12 months. We are currently seeking financing sources in order to fund our outstanding payables and meet our ongoing trade obligations. We will have to seek additional financing in order to satisfy our existing and ongoing liquidity needs within the next 30 days. Changes in our operating plans, the acceleration or modification of expansion plans, lower than anticipated revenues, increased expenses, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving our goals, or force [additional] branch closings. Additional financing may not be available on terms acceptable to us or at all.
     These factors raise substantial doubt about our ability to continue as a going concern. We are attempting to increase revenues and reduce operating expenses in order to mitigate future losses and management is seeking to raise additional capital in order to alleviate the working capital deficiency. However, we may not be able to increase revenues or raise additional capital.
Risk Factors
     This report contains forward-looking statements within the meaning of the securities laws. Actual results and performance and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of certain risks and uncertainties set forth below and elsewhere in this report. You should carefully consider the following factors, the discussion under the caption “Cautionary Note on Forward-Looking Statements,” and the other information in this report before buying or selling any shares of our common stock. Our business, financial condition, and operating results could be materially adversely affected by any one or more of the following risk factors. However, this report does not include a discussion of all risks and uncertainties applicable to us. Although we have attempted to include a discussion of the material risks known to us as of the date of this report, there may be additional risks that we do not presently know of or that we currently believe are immaterial that could also materially adversely affect us. We disclaim any obligation to update these factors or to announce publicly the results of any revisions to any of the risk factors or forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.
     Our substantial indebtedness could materially adversely affect our business and limit our ability to plan for or respond to changes in our business.
     We are currently highly leveraged. As of March 31, 2007, our consolidated indebtedness was $7.7 million. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to you. For example, they could: make it more difficult for us to satisfy our obligations with respect to our debt agreements; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and have a material adverse effect on us if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable. If additional indebtedness is incurred, the risks described above would intensify.
     In addition, we may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
     If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
     We Have a History of Losses and May Never Be Able to Obtain Profitability
     As of March 31, 2007, we had an accumulated deficit of $22.1 million. We will need to generate significant revenues to obtain profitability. We may never obtain profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations, and financial condition could be materially adversely affected.
     We Have a Limited Operating History and Face Significant Risks and Challenges in Building Our Business
     From 1969 until 2005, we had no significant business or operations. In March, 2005, we commenced operations as a mortgage broker and mortgage banking company after consummating a merger with, and acquiring the business, operations, and assets of, MBI Financial, Inc., a Texas corporation (“MBI Holding. As a result of our limited operating history, our recent growth, and our reporting responsibilities as a public company, we may need to expand operational, financial, and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our underwriting, accounting, finance, marketing, and operations departments. There can be no assurance that we will be able to successfully expand our systems or procedures or continue to operate if a downturn in the mortgage business occurs or at all. We also have no significant historical basis to assess how we will respond to competitive, economic, regulatory, or technological challenges. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in the early stages of development, particularly companies like ours, which operate in new and rapidly developing industries and marketplaces. Our failure to address these risks and uncertainties could materially impact our results of operations and financial condition.
     Our Operating Results May Be Negatively Impacted By Significant Fluctuations in Interest Rates
     Mortgage banking companies, in general, and our future operating results, specifically, may be materially adversely impacted by fluctuations in interest rates. There can be no assurances that during future periods of rising interest rates that we will not experience a decline in consumers using our services due to shrinking credit demand. Conversely, during periods of robust credit demand, typically associated with falling interest rates, Lenders may have less incentive to use our marketplace. Either of these events could reduce our revenue and we cannot assess the effects of interest rates on our business over a broad range of interest rate environments. Although many of our competitors attempt to manage interest rate risk exposure related to mortgage loan approvals through hedging transactions using a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of loans we expect to fund, we have no experience administering a hedging program and have not implemented a hedging program to manage the risk of loss due to fluctuations in interest rates. A sharp decrease in interest rates over a short period may cause customers who have interest rates on mortgages committed through us to either delay closing their loans or refinance with another lender. If this occurs in significant numbers, it may have an adverse effect on our business or quarterly results of operations.
     If We Are Unable to Manage Our Recent Growth, Our Business Could Be Adversely Affected
     Over the past two years we have experienced significant growth, which has placed a strain on our resources and will continue to do so in the future. Our failure to manage this growth effectively could adversely affect our business. We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.
     The Termination of One or More of Our Mortgage Funding Sources Would Adversely Affect Our Business
     We depend on lenders to fund our mortgage loan activities through the warehouse credit facilities they provide. We also depend on warehouse lenders to finance portions of our mortgage loan inventory pending ultimate sale to mortgage loan purchasers. If either of these financing sources becomes unavailable, our business would be adversely affected. Under our agreements with each of these lenders, we make extensive representations, warranties and various operating and financial covenants. A material breach of these representations, warranties or covenants on either or both lines could result in the termination of our agreements and an obligation to repay all amounts outstanding at the time of termination. Our lenders are on an ongoing basis and our agreement with warehouse lenders expires annually but automatically renews as long as we are in compliance with the agreements. However, there can be no assurance that these agreements will be renewed or extended past their current expiration dates, and additional sources of funding for our mortgage loans may not be available on favorable terms or at all.
     Failure To Comply With Laws Governing Our Services Or Material Changes In The Regulatory Environment Relating To Mortgage Banking Companies Could Have A Material Adverse Effect On Our Business
     Our loan products and services and the real estate agent referral and other business relationships in which we operate essentially as a mortgage broker are subject to extensive regulation by various federal and state governmental authorities. Because of uncertainties as to the applicability of some of these laws and regulations to our business, and considering our business has evolved and expanded in a relatively short period of time, we may not always have been, and may not always be, in compliance with applicable federal and state laws and regulations. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, revocation of required licenses or registrations, termination of contracts without compensation, loss of exempt status, indemnification liability to lenders and others doing business with us, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect our business and results of operations.
     We Are Not Licensed to Offer all of Our Products in Every State.
     Many, but not all, states require licenses to solicit or broker to residents of those states loans secured by residential mortgages. We are currently neither licensed nor able to accept credit requests for all loan products in every state. We are not currently accepting credit requests for loan products from residents of states in which we are not licensed to provide those products or are exempt from licensing. In many of the states in which we are licensed, we are subject to examination by regulators. In addition, we are required to obtain real estate broker licenses, additional mortgage broker licenses and individual customer care department personnel licenses in numerous states. Failure to obtain these licenses and approvals could prevent us from receiving fees from the real estate agent referral and mortgage services programs we offer and may subject us to the types of fines, forfeitures and litigation discussed above.
     If Our Lenders Fail to Produce Required Documents for Examination by State Regulators, We May be Subject to Fines, Forfeitures and the Revocation of Required Licenses
     Many of the states in which we maintain licenses require us to collect various loan documents and produce the documents for examination by state regulators. We cannot assure that the measures we have taken to obtain and provide loan documents will be sufficient. Failure to produce required documents for examination could result in fines and forfeitures of the type described above as well as the revocation of our licenses to operate in key states, resulting in a material adverse affect on our business, results of operation and financial conditions.
     Because Some State Regulations Impose Filing Obligations On Some Of Our Largest Stockholders And Customers, If Any Of These Parties Fail To Comply With These Filing Obligations, We May Be Unable To Obtain Or Maintain Necessary Licenses In These States For Reasons Beyond Our Control
     Regulations promulgated by some states may impose compliance obligations on any person who acquires 10% or more of our common stock, including requiring that person to periodically file financial and other personal and business information with those state regulators. If any person acquires 10% or more of our common stock and refuses or fails to comply with these requirements, we may not be able to obtain a license and existing licensing arrangements in particular states may be jeopardized. The inability to obtain, or the loss of, required licenses could have a material adverse effect on our operations or financial condition. The parties conducting business with us, such as lenders, similarly may be subject to federal and state regulation. These parties act as independent contractors and not as our agents in their solicitations and transactions with consumers. Consequently, we cannot ensure that these entities will comply with applicable laws and regulations at all times. Failure on the part of a lender to comply with these laws or regulations could result in, among other things, claims of vicarious liability or a negative impact on our reputation. The occurrence of one or more of these events could materially adversely affect our business, results of operation and financial condition.

Item 3. Controls and Procedures.
     The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s management has evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report. In connection with this evaluation, management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, identified the deficiencies in disclosure controls and procedures described below, which in aggregate are considered a material weakness in financial reporting. Based on this evaluation, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that disclosure controls and procedures were not effective as of the end of the period covered by this report. The Company has implemented, and is implementing, the measures described below and believes that these measures will remediate the identified deficiencies and improve the effectiveness of the Company’s disclosure controls and procedures.
Deficiencies in the Company’s Disclosure Controls and Procedures
     The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures existed as of March 31, 2007:
•	We experienced significant turnover in our accounting staff, including the position of chief financial officer during the six months ended March 31, 2007.

•	We did not have sufficient staff-level personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for certain non-routine business matters.

•	As a result of accounting staff turnover and unfilled staff and management positions, including the positions of chief financial officer and controller, certain remaining personnel were temporarily assigned responsibilities for which they did not have adequate training or experience.
Remediation for Identified Deficiencies Disclosure Controls and Procedures
     Subsequent to management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report and as a result of, and in response to, the deficiencies identified in connection with the evaluation, the Company implemented, and/or is in the process of implementing, the following measures in an effort to improve the effectiveness of disclosure controls and procedures and to remediate the material deficiencies described above:
•	On February 1, 2007, the Company hired a qualified individual to serve as Chief Financial Officer;

•	The Company is evaluating the need for additional qualified accounting and finance personnel to appropriately staff the accounting and finance departments, including a qualified individual to support the financial accounting and reporting functions. The hiring process is not complete and the Company is continuing to assess staffing needs. Currently, the existing staff is addressing application of accounting principles generally accepted in the United States of America. The Company is considering application of additional resources and improvements to the documentation of job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of additional personnel.

•	The Company has revised its processes, procedures and documentation standards relating to accounting for non-routine business matters;

•	The Company has redesigned existing training and will require additional training for accounting staff;

•	The Company will require continuing education for accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices; and

•	The Company is considering, and will consider, additional measures, and will alter the measures described above, in an effort to remediate the identified deficiencies.
     Several of the remediation measures described above may take time to fully implement and may not immediately improve the effectiveness of disclosure controls and procedures. As of the filing of this report, the Company had not fully implemented the measures described above. Although the Company believes that the measures implemented to date have improved the effectiveness of disclosure controls and procedures, documentation and testing of the corrective processes and procedures relating thereto have not been completed. Accordingly, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that disclosure controls and procedures may not yet be effective as of the filing of this report. The Company may still have certain deficiencies in disclosure controls and procedures as of the filing of this report.
     Except for certain of the remediation measures described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 3A(T). Controls and Procedures
     Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As of the end of the period covered by this report, there is no pending litigation against the Company, nor, to the best of the Company’s knowledge, is there any threatened legal action in connection with the activities of the Company. Except as reported herein, there have been no material developments in any of the legal proceedings previously disclosed in the Company’s most recent Annual Report on Form 10-KSB or any previous Quarterly Reports on Form 10-QSB for this year.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 12, 2007, we issued a warrant to Thomas Stephani to purchase 125,000 shares of our common stock at an exercise price of $0.55 per share pursuant to an asset purchase agreement dated February 19, 2007 among American Debt Specialists, Thomas Stephani, and us providing for the sale by American Debt Specialists to us of substantially all of the assets of American Debt Specialists. The warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated pursuant to the Securities Act pursuant to transactions by us not involving any public offering.
     On February 19, 2007, for $1,000,000, in the aggregate, we entered into agreements with the three accredited investors providing for the sale by us to the investors of 1,000 shares of our preferred stock, in the aggregate, and the issuance by us to the investors of warrants to purchase 1,500,000 shares of our common stock, in the aggregate, at an exercise price of $0.40 per share. The warrants expire five years from the date of issuance. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated pursuant to the Securities Act pursuant to transactions by us not involving any public offering. The number of shares of our preferred stock sold to each investor, the number of shares of our common stock underlying the warrant issued to each investor, and the aggregate consideration paid by each investor to us for the securities is set forth opposite the name of such investor below.
     In connection with this sale we issued 500,000 shares of our common stock and a warrant to purchase an additional 500,000 shares at an exercise price of $.40. The warrant expires five years from the date of issuance.
Item 3. Defaults Upon Senior Securities
     There were no defaults on senior securities as of March 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the quarter.
Item 5. Other Information.
     Not applicable

Item 6. Exhibits

Exhibit
No.	Document

10.1	Employment Letter dated February 1, 2007 from MBI Financial, Inc. to Robert Currier (incorporated herein by reference from Exhibit 10.2 to the Form 8-K furnished February 6, 2007 by MBI Financial, Inc. to the Commission)

10.2	Asset Purchase Agreement dated February 12, 2007 among MBI Financial, Inc., American Debt Specialists, Inc., and Thomas Stephani (incorporated herein by reference from Exhibit 10.1 to the Form 8-K furnished March 12, 2007 by MBI Financial, Inc. to the Commission)

10.3	Preferred Stock Purchase Agreements dated February 19, 2007 among these accredited investors and MBF Financial, Inc. (incorporated herein by reference from Exhibit 10.1 and 10.3 to the Form 8-K furnished February 23, 2007 by MBI Financial, Inc. to the Commission)

10.4	Warrant for our common stock issued to these accredited investors (incorporated herein by reference from Exhibit 10.2 and 10.4 to the Form 8-K furnished February 23, 2007 by MBI Financial, Inc. to the Commission)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBI FINANCIAL, INC. (Registrant)
	By:	/s/ Patrick A. McGeeney
Date: May 15, 2007		Patrick A. McGeeney, Chairman,
President and Chief Executive Officer

	By:	/s/ Robert M. Currier
Date: May 15, 2007		Robert Currier,
Chief Financial Officer