Form 10QSB
period 2007-06-30
MBI Financial, Inc.
filed 2007-08-20
CIK 51511

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
Commission File No. 000-08012
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
On August 11, 2007 the Registrant had 15,698,033 shares of its common stock outstanding, par value $0.0167 per share outstanding.

Index
MBI FINANCIAL, INC. AND SUBSIDIARIES

i

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	September 30
	2007	2006
	(Unaudited)
ASSETS

Current Assets

Cash	$976,491	$652,861
Accounts receivable—loan fees	296,817	340,848
Loan inventory warehouse	1,996,121	2,545,273
Loan inventory accrued interest	4,781	3,069
Prepaid expenses and other current assets	61,106	31,299

Total Current Assets	3,335,316	3,573,350

Equipment—net	385,128	362,954
Goodwill	6,783,885	5,807,870
Note receivable from related party	368,000	—
Other assets	1,207,987	1,163,629

Total Assets	$12,080,316	$10,907,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$556,087	$358,667
Accrued liabilities	546,901	436,707
Warehouse line	1,996,121	2,545,273
Payable to related parties	644,330	694,330
Notes payable—net of discount of $63,061 and $377,426 at June 30, 2007 and September 30, 2006, respectively	5,986,940	3,883,096
Deferred credits	—	6,651

Total Current Liabilities	9,730,379	7,924,724

Notes payable—long-term	1,875,000	700,000

Total Liabilities	11,605,379	8,624,724

Unissued common stock	—	150,864

Stockholders’ Equity

Preferred stock, par value $.10 per share 1,000,000 shares authorized, 101,585 and 100,000 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively, $1,150,000 liquidation preference	10,158	10,000
Common stock, $.0167 par value,100,000,000 shares authorized, 15,698,033 and 12,579,200 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	262,157	209,981
Additional paid-in capital	24,938,431	17,817,370
Accumulated deficit	(24,620,809)	(15,905,136)
Treasury stock, at cost, 80,000 shares at June 30, 2007	(115,000)	—

Total Stockholders’ Equity	474,937	2,132,215

Total Liabilities and Stockholders’ Equity	$12,080,316	$10,907,803

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenue	$2,613,149	$1,718,277	$8,838,179	$4,236,203
Cost of revenue	2,408,638	1,409,785	8,037,349	3,451,968

Gross profit	204,511	308,492	800,830	784,235
Operating expenses:
Compensation	151,868	100,537	429,498	186,968
Legal	49,453	64,966	236,653	121,841
Accounting and audit	33,215	11,398	94,027	30,766
Consulting	611,186	49,748	3,147,713	268,347
Other general and administrative	831,473	533,563	2,503,984	1,374,705
Depreciation	16,662	13,500	56,507	34,378

Total operating expenses	1,693,857	773,712	6,468,382	2,017,005

Operating loss	(1,489,346)	(465,220)	(5,667,552)	(1,232,770)

Interest expense—net	1,020,557	421,521	2,945,893	2,469,549

Nete Loss	(2,509,903)	(886,741)	(8,613,445)	(3,702,319)
Preferred stock dividends	23,000	—	102,228	—

Net loss attributable to common shareholders	$(2,532,903)	$(886,741)	$(8,715,673)	$(3,702,319)

Loss per share — Basic and diluted	$(0.17)	$(0.08)	$(0.60)	$(0.35)

Weighted average number of common shares (basic and diluted)	15,298,033	10,595,920	14,539,144	10,595,920

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net Loss Attributable to Common Shareholders	$(8,715,673)	$(3,702,319)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	56,507	34,378
Amortization of debt issue costs	314,365	1,841,495
Warrants issued for services and interest	3,774,878	—
Common stock issued for operating expenses	316,431	—
Cash provided (used) by operating assets and liabilities:
Accounts receivable	44,031	(61,121)
Loan inventory—warehouse	549,151	—
Loan inventory—accrued interest	(1,712)	—
Prepaid expenses	1,899	8,183
Other assets	(76,064)	(936,562)
Accounts payable	197,421	180,879
Warehouse line	(549,151)	—
Accounts Payable — related parties	(50,000)	154,694
Accrued liabilities	110,194	790,342
Deferred Credits	(6,651)	—

Cash used in Operating Activities	(4,034,374)	(1,690,031)

INVESTING ACTIVITIES
Purchase of equipment	(23,718)	(75,436)
Acquisitions	(14,757)	(759,608)

Cash used in Investing Activities	(38,475)	(835,044)

FINANCING ACTIVITIES
Proceeds from notes payable	7,485,000	1,724,521
Repayments of notes payable	(4,190,521)	(290,000)
Proceeds from issuance of common stock	—	10,706
Additional paid-in capital	—	1,084,312
Proceeds from sale of preferred stock	1,585,000	—
Loan to related party	(368,000)	—
Purchase of treasury stock	(115,000)	—

Cash provided by Financing Activities	4,396,479	2,529,539

Net Increase in Cash	323,630	4,464
Cash Balance, Beginning of Period	652,861	68,918

Cash Balance, End of Period	$976,491	$73,382

Supplemental disclosures of cash flow information:
Cash paid for interest	$432,118	$24,481

See accompanying notes to consolidated financial statements.

MBI FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended June 30, 2007
(UNAUDITED)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of MBI Financial, Inc. for the year ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.
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
Advertising
     The Company has the policy of expensing advertising costs as incurred. Advertising costs charged to expense were $760,347 and $78,364 for the period of nine months ended June 30, 2007 and 2006 respectively, and $281,387 and $54,989 for the period of three months ended June 30, 2007 and 2006, respectively.
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
Goodwill
     Goodwill was acquired in connection with the purchases of assets and represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with Statements of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill but tests it annually for impairment. An impairment loss might occur if an event or circumstance indicated that a long-lived asset’s carrying value might not be recovered. The Company does not believe any of the long-lived assets were impaired during this quarter.
Loan Inventory Warehouse and Warehouse Line
     Loan inventory warehouse asset represents the amount of mortgages that the Company originated and provided the funding to close on the transaction. When the Company provides the funding for the closing, it owns the mortgage until it resells it to a third-party investor. The Company, however, will not fund a mortgage until it has a commitment from a third-party investor prior to close. Accordingly, this asset is held by the Company for a very short period, generally no more than two weeks or until the third-party investor is satisfied that the transaction is properly documented. The warehouse line liability mirrors the loan inventory warehouse asset. This liability represents the obligation the Company acquires when it banks mortgages that it originates. The Company borrows the money to close on the mortgage from a line of credit that it has established with banking institutions. Similarly to the loan inventory warehouse, this liability is very short-term. As of June 30, 2007 the Company had $35,000,000 in lines of credit between four institutions. The Company did not have any warehouse lines for the quarter ended June 30, 2006.
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
Reclassifications
     Certain 2006 amounts have been reclassified in order to conform to the 2007 financial statement presentation.

2. ACQUISITIONS
     On June 1, 2007, the Company acquired all of the tangible and intangible assets of Megazee Residential Mortgage, Inc., a Texas corporation with offices in Belton, Texas and Killeen, Texas.
     The purchase price of $80,104 was comprised of a $10,000 cash payment at closing and issuance of 200,000 warrants to Megan Zucaro, the owner of Megazee Residential Mortgage, Inc. The former owner can earn an additional $40,000 if a minimum number of loans are closed each month for eight months beginning in June 2007. The minimum amount was not attained in June or July so the maximum contingent liability to the Company is now $30,000. No amount has been recorded for this since it is uncertain whether or not the required volume of loans will be reached.
     The allocation of the purchase price for this business is as follows:

Tangible assets, principally computers and office equipment	$10,000
Goodwill	70,104

Total Purchase Price	$80,104

     This acquisition was undertaken as part of the Company’s strategy to grow by acquiring businesses in the mortgage brokerage industry.
3. LEASE OBLIGATIONS
     The Company leases its offices from third parties on a month to month basis. Rent expense was $160,717 and $72,147 for the period of three months ended June 30, 2007 and 2006, respectively, and $463,233 and $199,437 for the period of six months ended June 30, 2007 and 2006, respectively.

4. NOTES PAYABLE
     A summary of notes payable at June 30, 2007 follows:

18% note payable to a company, principal and interest due on quarterly basis with final payment due January 2009, secured by assets of Company	$4,375,000
Non-interest bearing note payable to a company, principal due over two year period, secured by California assets	875,000
18% note payable to a company, principal and interest due September 29, 2007, secured by assets of the Company	800,000
12% note payable to a company, principal and interest due May 31, 2007, unsecured	800,000
12% note payable to a company, principal and interest due May 31, 2007, unsecured	500,000
Non-interest bearing note payable to an investor, principal due July 31, 2007	250,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
18% note payable to a company, principal and interest due November 30, 2007, unsecured	110,000
15% note payable to a company, principal and interest due July 1, 2007, secured by the Company’s stock and shareholder guarantee	85,967
10% note payable to a company, principal and interest due May 5, 2007, unsecured	19,034
Less discount	63,061

Total notes payable	7,861,940
Less long-term portion	1,875,000

Short-term notes payable	$5,986,940

5. FINANCIAL INSTRUMENTS
     The Company’s financial instruments consist of its cash, loan fees receivable, accounts payable, notes payable, and mortgage loans receivable/payable. The fair value of these financial instruments approximates their carrying values. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Through June 30, 2007, the Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving cash. None of the Company’s cash is restricted.
     The Company’s accounts receivable represents funds collected at loan closing by title companies but not yet remitted to the Company. Management believes its accounts receivable are fairly stated at estimated net realizable amounts and, accordingly, an allowance for doubtful accounts has not been provided.

6. STOCKHOLDERS’ EQUITY
     The following table summarizes the changes in stockholders’ equity for the nine months ended June 30, 2007:

					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, September 30, 2006	100,000	$10,000	12,579,200	$209,981	$17,817,370	$(15,905,136)	—	$—	$2,132,215

Granting of 12,245,595 warrants	—	—	—	—	3,774,214	—	—	—	3,774,214
Sale of preferred stock	1,585	158			1,584,842				1,585,000
Issuance of common stock:
Consulting and director fees	—	—	552,167	9,221	203,680	—	—	—	212,901
Acquisitions and financing	—	—	666,666	11,133	988,867	—	—	—	1,000,000
Financing	—	—	425,000	7,098	114,152	—	—	—	121,250
Conversion of notes	—	—	1,475,000	24,633	455,397	—	—	—	480,030
Net loss	—	—	—	—	—	(8,613,445)	—	—	(8,613,445)
Preferred stock dividends	—	—	—	—	—	(102,228)	—	—	(102,228)
Purchase of treasury stock	—	—	—	—	—	—	(80,000)	(115,000)	(115,000)
Other	—	—	—	91	(91)	—	—	—	—

Balance, June 30, 2007	101,585	$10,158	15,698,033	$262,157	$24,938,431	$(24,620,809)	(80,000)	$(115,000)	$474,937

7. RELATED PARTY TRANSACTIONS
The Company has a number of financial relationships with related parties as of June 30, 2007:

•	During the quarter ended March 31, 2007, the Company loaned a former owner of one of the branches $368,000 for payment of income taxes resulting from the sale of his mortgage broker business to the Company. The funding of these taxes was in accordance with the asset purchase agreement. This loan is collateralized by certain assets of the borrower.

•	Certain officers of the Company have provided guarantees for loans given to the Company for borrowings incurred for acquisitions and working capital. For these guarantees, they have been granted shares totaling 242,000.

•	Certain officers of the Company have provided guarantees and collateral, in the form of their common stock of the Company, for loans given to the Company for borrowings incurred for acquisitions and working capital. For this they have been granted warrants totaling 2,090,000 at a strike price of $.20 for terms of 3 to 7 years.

•	The Chief Executive Officer has personally guaranteed a third party loan for which he has received warrants to purchase 25,000 shares of the Company’s common stock.

•	A director is a member of Bajjer, LLC, from which the Company purchased MBI. Effective July 1, 2005, the Company entered into a consulting agreement whereby Bajjer would receive a consulting fee of eighteen (18) basis points for all consolidated originated mortgage loan volume. Bajjer and the Company mutually agreed to cancel the agreement as of April 19, 2006. The Company also agreed to pay Bajjer a one-time fee for prior services in the amount of $325,000. Fees accrued relative to this consulting agreement include the following at June 30, 2007:

Prior consulting fee	$325,000
Consulting fees based on loan volume	100,791

Amount included in total consulting fees $483,790 noted below	$425,791

The following represents amount payable to related parties as of June 30, 2007:

Consulting fees	$483,790
Professional fees	144,914
Travel and entertainment	4,271
Office expenses	10,355

Total payable to related parties	$644,330

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
          We are not currently able to satisfy our ongoing cash requirements and will have to raise significant additional funds in the next 30 days in order to continue to operate our business. We have experienced difficulties making timely payments to our existing creditors. We may not be able to obtain additional or adequate financing in the next 30 days. We will need to obtain significant additional liquidity and capital resources in order to execute our plan of operation and acquire additional mortgage brokerage assets. A failure to obtain additional and adequate financing for our plan of operation and future acquisitions would likely have a material adverse effect on our financial condition, business, and results of operations.
Financial Condition and Results of Operations
Comparison of Three Months Ended June 30, 2007 and June 30, 2006
     Revenues
          Our principal sources of mortgage banking revenues are gains from the sale of mortgage loans, which are derived based on the secondary capital market pricing and borrower-paid fees earned on these loans. We also derive a portion of our revenues from the brokering of loans funded through our private lending partners. We also generate revenues from loan origination, processing, and related fees. Loan origination, processing, and underwriting fee revenues have historically represented approximately 50% of our total revenues and represented approximately 50% and 52% of total revenues for the three and nine month periods ended June 30, 2007, respectively.

          A summary of operations for the period of three months ended June 30, 2007 and June 30, 2006 follows:

	Consolidated
	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$2,613,149	$1,718,277	$894,872	52.08%
Cost of Goods Sold	2,408,638	1,409,785	998,853	70.85%

Gross Profit	204,511	308,492	(103,981)	-33.71%

General & Administrative	1,693,857	773,712	920,145	118.93%

Operating Loss	(1,489,346)	(465,220)	(1,024,126)	220.14%

Interest	1,043,557	421,521	622,036	147.57%

Net Loss	($2,532,903)	($886,741)	($1,646,162)	185.64%

          Net loss increased for the three months ended June 30, 2007 compared to the comparable period last year primarily due to increased cost for the corporate infrastructure that has been put in place the past year to gear up for our growth, increased consulting expense which was paid for with the issuance of warrants and higher interest expense due to the fact that we had more debt this year than last year. The following tables break down the operating results between our corporate and mortgage operations:

	Corporate
	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$7,146	$0	$7,146	n/a
Cost of Goods Sold	22,075	0	22,075	n/a

Gross Profit	(14,929)	0	(14,929)	n/a

General & Administrative	911,542	394,749	516,793	130.92%

Operating Loss	(926,471)	(394,749)	(531,722)	134.70%

Interest	1,043,648	421,521	622,127	147.59%

Net Loss	($1,970,119)	($816,270)	($1,153,849)	141.36%

     The operations of PMCX, Inc. are included in corporate revenue and cost of goods sold for the three months ended June 30, 2007. This subsidiary was dormant as of June 1, 2007 Since these amounts are not material and do not warrant separate discussion they are included in the Corporate summary.
     The increase in corporate general and administrative expense for the three months ended June 30, 2007 compared to the comparable period last year is primarily due to increased costs related to the growth of the Company. In the quarter ended June 30, 2007, the primary difference was increased consulting expenses of approximately $500,000. These expenses are the expenses not directly related to the operating activities.
     The increase in interest for the three months ended June 30, 2007 compared to the comparable period last year reflects the fact that there was more debt outstanding during the three months ended June 30, 2007 than in the comparable period last year and the fact that the weighted interest rate on the debt is higher. We have used debt as a major source of funds for acquisitions and additional acquisitions have resulted in increased debt.

	Mortgage Operations
	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$2,606,003	$1,718,277	$887,726	51.66%
Cost of Goods Sold	2,386,563	1,409,785	976,778	69.29%

Gross Profit	219,440	308,492	(89,052)	-28.87%
margin %	8.42%	17.95%	-9.53%	-53.10%
General & Administrative	782,315	378,963	403,352	106.44%

Operating Loss	(562,875)	(70,471)	(492,404)	698.73%

Interest	(91)	0	(91)	n/a

Net Loss	($562,784)	($70,471)	($492,313)	698.60%

          The increase in operating loss attributable to our mortgage operations for the three months ended June 30, 2007 compared to the comparable period last year is primarily due to an increase in general and administrative costs and a lower gross margin, partially offset by an increase in loan revenue. The increase in loan revenue for the three months ended June 30, 2007 compared to the comparable period last year reflects our growth due to acquisitions. The profitability of our operations has been negatively impacted for the three months ended June 30,

2007 compared to the comparable period last year by a change in the mix of the loans that were closed during these periods. The pull-back in the sub-prime market resulted in fewer sub-prime loans, which are generally more profitable.
          The increase in the general and administrative expenses for the three months ended June 30, 2007 compared to the comparable period last year was primarily attributable to increases in rent, advertising, and consulting expenses. These increases in rent, advertising, and consulting expenses resulted directly from the growth of our mortgage operations.
          The following table gives a breakdown of our loan volume by branch for the three months ended June 30, 2007 and the comparable period last year:

	Loan Volume
	Three Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Anaheim Hills	35	0	35	n/a
Austin	186	198	(12)	-6.06%
Belton	10	0	10	n/a
Conroe	34	69	(35)	-50.72%
Dallas	158	9	149	1655.56%
El Paso	61	50	11	n/a
Laredo	4	30	(26)	-86.67%
San Antonio	117	80	37	n/a

	605	436	169	38.76%

Total loan value	$104,640,332	$69,421,032	$35,219,300	50.73%

Average loan	$172,959	$159,223	$13,737	8.63%

          The loan volume from locations owned during both periods was exactly the same for the quarter ended June 30, 2007 as compared to the same quarter last year. We believe that the decreases in volume for two branches (Austin and Conroe,) that we owned during the three months ended June 30, 2007 and the comparable period last year were partially due to the pull-back in the sub-prime market. The Laredo branch has been closed since we determined that it was not practical to make that location profitable. We believe that the slow down in the housing market this year has also impacted loan volume as well as decreases in home values, especially in California. Dallas loan volume for 2006 represents loans closed by other offices. We did not own the Dallas branch as of June 30, 2006. Our average loan value has increased approximately 8.6% for the three months ended June 30, 2007 compared to the comparable period last year. This is important since the fees we earn are, to a great extent, based on a percentage of the loan value.

Comparison of Nine Months Ended June 30, 2007 and June 30, 2006
          A summary of operations for the nine months ended June 30, 2007 and June 30, 2006 follows:

	Consolidated
	Nine Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$8,838,179	$4,236,203	$4,601,976	108.63%
Cost of Goods Sold	8,037,349	3,451,968	4,585,381	132.83%

Gross Profit	800,830	784,235	16,595	2.12%

General & Administrative	6,468,382	2,017,005	4,451,377	220.69%

Operating Loss	(5,667,552)	(1,232,770)	(4,434,782)	359.74%

Interest	3,048,121	2,469,549	578,572	23.43%

Net Loss	($8,715,673)	($3,702,319)	($5,013,354)	135.41%

          The net loss increased for the nine months ended June 30, 2007 compared to the comparable period last year primarily due to increased consulting expenses, which were paid for with the issuance of warrants, interest expense increases due to more debt (a portion of which has been paid with the issuance of warrants) and increased costs in the areas of personnel, legal and audit. The following tables break down the operating results between our corporate and mortgage operations:

	Corporate
	Nine Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$15,909	$0	$15,909	n/a
Cost of Goods Sold	38,626	0	38,626	n/a

Gross Profit	(22,717)	0	(22,717)	n/a

General & Administrative	4,216,178	1,126,338	3,089,840	274.33%

Operating Loss	(4,238,895)	(1,126,338)	(3,112,557)	276.34%

Interest	3,055,793	2,469,549	586,244	23.74%

Net Loss	($7,294,688)	($3,595,887)	($3,698,801)	102.86%

          The operations of PMCX, Inc. are included in corporate revenue and cost of goods sold for the nine months ended June 30, 2007. Since these amounts are not material and the subsidiary is currently dormant, this operation does not warrant separate discussion. The Company is currently recruiting for someone to restart this business.
          The increase in corporate general and administrative expense for the nine months ended June 30, 2007 compared to the comparable period last year is primarily due to additional costs related to the growth of the Company, including increased consulting expenses that were paid chiefly by the issuance of warrants and increased personnel, legal, and audit expenses. The warrants were expensed at their fair value as calculated using the Black-Scholes model. These expenses are the expenses not directly related to the operating activities.
          The increase in interest for the nine months ended June 30, 2007 compared to the comparable period last year reflects the fact that the Company has more debt outstanding last year and the incremental borrowing rate is higher.

	Mortgage Operations
	Nine Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Revenue	$8,822,270	$4,236,203	$4,586,067	108.26%
Cost of Goods Sold	7,998,723	3,451,968	4,546,755	131.71%

Gross Profit	823,547	784,235	39,312	5.01%
margin %	9.33%	18.51%	-9.18%	-49.58%
General & Administrative	2,252,204	890,667	1,361,537	152.87%

Operating Loss	(1,428,657)	(106,432)	(1,322,225)	1242.32%

Interest	(7,672)	0	(7,672)	n/a

Net Loss	($1,420,985)	($106,432)	($1,314,553)	1235.11%

          The increase in the operating loss of the mortgage operation is due to an increase in the general and administrative costs and a lower gross margin in spite of the increase in loan revenue. The increase in the revenue is reflective of the growth due to acquisitions. The profitability of the operations has been negatively impacted by a change in the mix of the loans that were closed. The pull back in the sub-prime market resulted in fewer sub-prime loans, which are more profitable. As a result the margins decreased. As we have assimilated the acquisitions, we are able to analyze the costs of operations and make changes. Two of our branches were targeted for significant cost reductions that will help improve the profitability in the next quarter. The increase in the general and administrative expenses was chiefly in the areas of rent, advertising, and consulting. All of these were a direct result of the growth of the mortgage operations since last year.
          The following table gives a breakdown of our loan volume by branch for the nine months ended June 30, 2007 and the comparable period last year:

	Loan Volume
	Nine Months Ended June 30,		Increase/
	2007	2006	(Decrease)%

Anaheim Hills	168	0	168	n/a
Austin	567	616	(49)	-7.95%
Belton	10	0	10	n/a
Conroe	119	255	(136)	-53.33%
Dallas	435	41	394	960.98%
El Paso	189	50	139	n/a
Laredo	75	59	16	27.12%
San Antonio	394	80	314	n/a

	1,957	1,101	856	77.75%

Total loan value	$336,801,356	$172,231,603	$164,569,753	95.55%

Average loan	$172,101	$156,432	$15,669	10.02%

          For the branches that we owned both this year and last year for the entire period, the volume has decreased. To a certain extent the decrease is due to the pull-back in the sub-prime market. We also believe that to some extent, the slow down in the housing market this year has also impacted loan volume. The Conroe location had experienced some operating issues which have been corrected. Dallas loan volume for 2006 represents loans closed by other offices. We did not own a Dallas branch as of June 30, 2006. Since last year we have been able to maintain a higher loan value which is important in order to maintain the revenue since revenue, to a great extent is a function of the loan value.
Liquidity and Capital Resources
          We are totally dependant on outside capital sources to sustain operations and pursue our acquisition plans. During the three months ended June 30, 2007, we raised $585,000 from the sale of preferred stock and obtained $1,050,000 of debt financing which provided us with funds for working capital. We intend to continue to pursue both debt and equity funding. There can be no assurance that we will be able secure the necessary capital to continue or that our losses can be eliminated.
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

          To maintain its FHA lending certification, MBI Mortgage must comply with certain net worth requirements for HUD. HUD requires an adjusted net worth of $250,000. MBI Mortgage’s current adjusted net worth for HUD requirement purposes amounted to approximately $800,000. A net worth deficiency could cause MBI Mortgage to lose its FHA certification. The loss of the FHA certification could be detrimental to our operations and financial position.
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
          We are currently highly leveraged. As of June 30, 2007, our consolidated indebtedness was approximately $7.9 million. Our substantial indebtedness and the fact that a large portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to you. For example, they could: make it more difficult for us to satisfy our obligations with respect to our debt agreements; increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; limit, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and have a material adverse effect on us if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default which, if not cured or waived, could result in a substantial amount of our indebtedness becoming immediately due and payable. If additional indebtedness is incurred, the risks described above would intensify.
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
     We Have a History of Losses and May Never Be Able to Obtain Profitability
          As of June 30, 2007, we had an accumulated deficit of approximately $24.6 million. We will need to generate significant revenues to obtain profitability. We may never obtain profitability. If revenues grow more slowly than anticipated, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations, and financial condition could be materially adversely affected.
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
Deficiencies in the Company’s Disclosure Controls and Procedures
          The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures existed as of June 30, 2007:
•	We experienced significant turnover in our accounting staff, including the position of chief financial officer during the six months ended June 30, 2007.

•	We did not have sufficient staff-level personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for certain non-routine business matters.

•	As a result of accounting staff turnover and unfilled staff and management positions, including the positions of chief financial officer and controller, certain remaining personnel were temporarily assigned responsibilities for which they did not have adequate training or experience.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 29, 2007, the registrant entered into an amendment to a purchase agreement dated April 17, 2007 with the investor to reduce the number of shares of Series C Convertible Preferred Stock sold to the investor pursuant to the purchase agreement from 1,000 shares to 300 shares. The Series C Convertible Preferred Stock provides for a 15% dividend rate, which is guaranteed for one year, and is initially convertible into common stock of the registrant The initial conversion rate for every two shares of convertible preferred stock, the investor will receive three shares of the registrant’s common stock. The sale of the preferred stock to the accredited investor was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.
     In connection with the amendment and in exchange for the original warrant, which was cancelled, on June 29, 2007, the registrant issued a new warrant dated June 29, 2007 to the investor to purchase up to 600,000 shares of common stock of the registrant, subject to adjustment, at an exercise price of $0.40 per share, subject to adjustment. The new warrant includes a cashless exercise provision and expires five years from the date of issuance. The issuance of the warrant to the accredited investor was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.
     On June 29, 2007 the registrant (i) entered into purchase agreements dated June 29, 2007 with each of four (4) investors to sell 200, 160, 125 and 100 shares, respectively, of Series C Convertible Preferred Stock of the registrant to the investors for $1,000 per share and (ii) in connection with the sales, issued a warrant dated June 29, 2007 to each of the investors to purchase up to 400,000, 320,000, 250,000, and 200,000 shares, respectively, of common stock of the registrant, subject to adjustment, at an exercise price of $0.40 per share, subject to adjustment. The Series C Convertible Preferred Stock provides for a 15% dividend rate, which is guaranteed for one year, and is initially convertible into common stock of the registrant The initial conversion rate for every two shares of convertible preferred stock, the investor will receive three shares of the registrant’s common stock. The warrants include a cashless exercise provision and expire five years from the date of issuance. The issuance of the warrant to the accredited investor was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.
     From June 26, 2007 to June 29, 2007, the registrant entered into conversion agreements with each of four (4) debt holders to sell 125,000, 125,000, 62,500, and 62,500 shares, respectively, of common stock of the registrant to the accredited investors in exchange for cancellation of debt owed by the registrant to the accredited investors in the aggregate principal amount of 50,000, 50,000, 25,000, and 25,000, respectively. In connection with this debt conversion, the registrant issued a warrant to each debt holder to purchase up to 100,000, 100,000, 50,000 and 50,000 shares, respectively, of common stock of the registrant, subject to adjustment, at an exercise price of $0.40 per share, subject to adjustment. The warrants include a cashless exercise provision and expire five years from the date of issuance. The issuance of the common shares and warrants to the debt holders as a result of the debt conversion was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.
Item 3. Defaults Upon Senior Securities
     There were no defaults on senior securities as of June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the quarter.
Item 5. Other Information
     Not applicable

Item 6. Exhibits

Exhibit
No.	Document

10.1	Form of Purchase Agreement between MBI Financial, Inc. and investors (incorporated herein by reference from Exhibit 99.1 to the Form 8-K furnished July 30, 2007 by MBI Financial, Inc. to the Commission)

10.2	Warrant issued by MBI Financial, Inc. to investors (incorporated herein by reference from Exhibit 99.1 to the Form 8-K furnished July 30, 2007 by MBI Financial, Inc. to the Commission)

10.3	Form of Conversion Agreement (incorporated herein by reference from Exhibit 99.1 to the Form 8-K furnished July 30, 2007 by MBI Financial, Inc. to the Commission)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBI FINANCIAL, INC. (Registrant)
	By:	/s/ Patrick A. McGeeney
Date: August 20, 2007		Patrick A. McGeeney, Chairman,
President and Chief Executive Officer

	By:	/s/ Robert M. Currier
Date: August 20, 2007		Robert M. Currier,
Chief Financial Officer